Form 10QSB
period 2000-06-30
TONER SYSTEMS INTERNATIONAL INC
filed 2000-09-11
CIK 1116139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended June 30, 2000
                                               -------------

[ ]  TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE  EXCHANGE ACT

For the transition period from _________________ to _________________

                        Commission file number 000-30769
                                               ---------


                        TONER SYSTEMS INTERNATIONAL, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                           87-0419231
-------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                  4485 Abinadi Road, Salt Lake City, Utah 84107
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (801) 266-8093
                           --------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of  September  11, 2000,  there were  10,048,762  shares of the  Registrant's
--------------------------------------------------------------------------------
Common Stock  outstanding.  No Preferred  Shares have been issued.
------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

Part I

Item I
                              FINANCIAL STATEMENTS


The accompanying balance sheets of Toner Systems International, Inc. (development stage company) at June 30, 2000 and December 31, 1999, and the related statements of operations and cash flows for the six months ended June 30, 2000 and the years ended December 31,1999 and 1998 and the period August 25, 1980 (date of inception) to June 30, 2000, and the statement of stockholder' equity for the period August 25, 1980 to June 30, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                        TONER SYSTEMS INTERNATIONAL, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                       June 30, 2000 and December 31, 1999

                                                           June 30,    Dec 31,
                                                             2000       1999
                                                          ---------  ---------

ASSETS

CURRENT ASSETS

    Cash                                                  $     -    $     -
                                                          ---------  ---------

          Total Current Assets                            $     -    $     -
                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                       $   2,560  $   2,560
                                                          ---------  ---------

          Total Current Liabilities                           2,560      2,560
                                                          ---------  ---------

STOCKHOLDERS' EQUITY

    Preferred stock
       10,000,000 shares authorized at $0.001 par value:        -          -
       none outstanding
    Common stock
       50,000,000 shares authorized at $0.001 par value;
       10,048,762 shares issued and outstanding              10,049     10,049

    Capital in excess of par value                          425,872    425,872
    Deficit accumulated during the development stage       (438,481)  (438,481)
                                                          ---------  ---------

          Total Stockholders' Deficiency                     (2,560)    (2,560)
                                                          ---------  ---------


                                                          $     -    $     -
                                                          =========  =========


                        TONER SYSTEMS INTERNATIONAL, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
 For the Six Months Ended June 30, 2000 and the Years Ended December 31, 1999, and 1998 and the period August 25, 1980 (Date of Inception) to June 30, 2000

                                                                                     Aug 25, 1980
                                   June 30,           Dec 31,         Dec 31,     (Date ofinception)
                                     2000              1999            1998        to June 30, 2000
                                -------------     -------------    -------------  ------------------

REVENUES                        $         -       $         -      $        -     $        156,948

EXPENSES                                  -              10,355           14,000          (595,429)
                                -------------     -------------    -------------  ------------------

NET LOSS                        $         -       $     (10,355)   $     (14,000) $       (438,481)
                                =============     =============    =============  =================


NET LOSS PER COMMON SHARE

          Basic                 $         -       $        (.21)   $        (.30)
                                -------------     -------------    -------------


Average Outstanding Shares

            Basic                  10,048,762            48,762           47,012
                                -------------     -------------    -------------





                                               TONER SYSTEMS INTERNATIONAL, INC.
                                                 (Development Stage Company)
                                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               Period August 25, 1980 (Date of Inception) to June 30, 2000

                                                             Common Stock                     Capital in
                                                             ------------                      Excess of         Accumulated
                                                       Shares               Amount             Par Value          Deficit
                                                     ---------            ---------           -----------      ------------

Balance August 25, 1980 (Date of Inception)               -               $      -            $      -         $         -

Issuance of common stock for cash, less costs
    at $ 33.33 -1980 - 1981                              1,912                   2                63,748

Net income for the period ended December 31, 1982          -                     -                   -               13,591

Issuance of common stock for all stock of
    Cherry Creek Gold Corporation at
    $30.90-August 18, 1983                              10,550                  11               325,590                 -

Net income for the year ended December 31, 1983            -                     -                   -                2,764

Net loss for the year ended December 31, 1984              -                     -                   -             (101,655)

Issuance of common stock for expenses and
    Services at $1.00-January 24, 1985                   1,400                    1                1,399                 -

Net loss for the year ended December 31,1985                -                    -                   -              (64,383)

Net loss for the year ended December 31, 1986               -                    -                   -             (251,126)

Issuance of common stock for expenses
    and services at $ 1.00 - November 7, 1988               35                   -                    35                 -

Net income for the year ended December 31, 1988             -                    -                   -               10,023

Issuance of common stock for expenses and
    services at $1.00-November30, 1994                  15,800                  16                15,784                 -

Net loss for the year ended December 31, 1994               -                    -                     -            (15,800)

Issuance of common stock for services
    at $1.00-March 21, 1995                              5,000                   5                 4,995                 -

Net loss for the year ended December 31, 1995               -                    -                     -             (7,560)

Issuance of shares resulting from reverse split             65                   -                     -                 -

Issuance of common stock for services
    At $1.00-February 18, 1998                          14,000                  14                13,986                 -

Net loss for the year ended December 31, 1998                -                   -                     -            (14,000)

Issuance of common stock for expenses and
   services at $.001 - December 31, 1999            10,000,000              10,000                     -                  -

Contributions to capital - expenses -1999                    -                   -                   335                  -
Net loss for the year ended December 31, 1999                -                   -                     -            (10,335)
                                                     ---------             -------             ---------           ----------
Balance December 31, 1999                           10,048,762              10,049               425,872           (438,481)
Net loss for the six months ended June 30 ,2000              -                   -                     -                  -

Balance June 30, 2000                               10,048,762            $ 10,049             $ 425,872          $(438,481)
                                                    ==========            ========             =========          =========

                                              TONER SYSTEMS INTERNATIONAL, INC.
                                                 (Development Stage Company)
                                                  STATEMENT OF CASH FLOWS
                                       For the Six Months Ended June 30, 2000 and the
                                      Years Ended December 31, 1999, and 1998, and the
                                Period August 25, 1980 (Date of Inception) to June 30, 2000


                                                                                                    August 25,1980
                                                                                                  (Date of Inception)
                                                        2000          1999          1998           to June 30, 2000
                                                     ---------      --------      --------         ----------------

CASH FLOWS FROM OPERATING
    ACTIVITIES
   Net loss                                          $    -        $  (10,335)   $  (14,000)       $       (438,481)
   Adjustments to reconcile net loss to
     net cash provided by operating
       activities

         Capital contributions and stock issued
            for expenses and services                                  10,335        14,000                  46,570
          Changes in accounts payable                     -                -              -                   2,560
          Loss of assets                                  -                -              -                 325,601
                                                     ---------     ----------   -----------        ----------------


          Net Cash Used by Operations                     -                -              -                 (63,750)
                                                     ---------     ----------   -----------        ----------------
CASH FLOWS FROM INVESTING
    ACTIVITIES                                            -                -              -                     -
                                                     ---------     ----------   -----------        ----------------

CASH FLOWS FROM FINANCING
    ACTIVITIES

    Proceeds from issuance of common
       stock                                              -               -               -                  63,750
                                                     ---------     ----------   -----------        ----------------

    Net Increase (Decrease) in Cash                        -              -               -                     -

    Cash Beginning of Period                               -              -               -                     -
                                                     ---------     ----------   -----------        ----------------

    Cash End of Period                               $     -       $      -     $         -        $            -
                                                     ---------     ----------   -----------        ----------------


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of 10,550 common shares for merger -1983                                             $325,601
                                                                                              --------
Issuance of 1,400 common shares for expenses -1985                                               1,400
                                                                                                 -----
Issuance of 35 common shares for expenses -1988                                                     35
                                                                                                    --
Issuance of 15,800 common shares for expenses - 1994                                            15,800
                                                                                                ------
Issuance of 5,000 common shares for expenses -1995                                               5,000
                                                                                                 -----
Issuance of 14,000 common shares for expenses -1998                                             14,000
                                                                                                ------
Issuance of 10,000,000 common shares for expenses -1999                                         10,000
                                                                                                ------
Contributions to capital - expenses -1999                                                          335
                                                                                                   ---

The accompanying notes are an integral part of these financial statements.

                        TONER SYSTEMS INTERNATIONAL, INC.
                           (Development Stage Company)
                          Notes to Financial Statements

1.   ORGANIZATION

The company was incorporated under the laws of the State of Utah on August 25, 1980 with authorized capital stock of 5,000,000 shares at $0.001 par value with the name of "Business Ventures Corporation". The Company's name was later changed to Cherry Creek Gold Corporation in connection with a merger with a company of the same name on August 18, 1983. As part of the merger the Company increased the authorized common stock to 50,000,000 shares with the same par value. On December 30, 1994 the Company changed its name to Toner Systems International, Inc. and on February 9, 1998 changed its domicile to the State of Nevada.

On March 2, 1998 the Company completed a reverse stock split of one share for 1,000 shares of common stock outstanding. This report has been prepared showing after stock split shares from inception.

On March 29, 2000 the Company filed amended articles authorizing 10,000,000 shares of preferred stock at a par value of $.001.

Since its inception the Company has been engaged in the development of mining properties and became inactive after 1988. The Company has been in the development stage since inception.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------

On June 30, 2000 the Company had a net operating loss carry forward of $438,481. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 1998 through 2022.

Basic and Diluted Net Income (Loss)Per Share
--------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.


Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

3.   RELATED PARTY TRANSACTIONS

Related parties have acquired 99.7 % of the outstanding common stock.

4.   GOING CONCERN

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity, and long term financing which will enable the Company to continue operations into the coming year.

There can be no assurance that management will be successful in this effort.

Item II. Management's discussion and analysis of financial condition and results of operations.

The Company is currently seeking potential business acquisitions or opportunities to enter into, in an effort to commence business operations. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry.

The Company has no significant operating costs or capital obligations.

SIGNATURES

 In accordance with the requirements of the Securities Exchange Act , the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TONER  SYSTEMS  INTERNATIONAL,  INC.

                                                              /s/
                                                     ---------------------------
Date:  September 11, 2000                            By Gerald Walton
                                                        Secretary & Director

                                                              /s/
                                                     ---------------------------
                                                     By Laura Olson
                                                        President