Form 10QSB
period 2000-09-30
TONER SYSTEMS INTERNATIONAL INC
filed 2000-11-06
CIK 1116139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended September 30, 2000
                                               ------------------

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

As of  September  30, 2000,  there were  10,048,762  shares of the  Registrant's
--------------------------------------------------------------------------------
Common Stock  outstanding.  No Preferred  Shares have been issued.
------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

Part I

Item I
                              FINANCIAL STATEMENTS


The accompanying balance sheets of Toner Systems International, Inc. (development stage company) at September 30, 2000 and December 31, 1999, and the related statements of operations and cash flows for the nine months ended September 30, 2000 and the years ended December 31, 1999 and 1998 and the period August 25, 1980 (date of inception) to September 30, 2000, and the statement of stockholder' equity for the period August 25, 1980 to September 30, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                        TONER SYSTEMS INTERNATIONAL, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 2000 and December 31, 1999

                                                           Sept 30,    Dec 31,
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
                                                          =========  =========


                        TONER SYSTEMS INTERNATIONAL, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
 For the Nine Months Ended September 30, 2000 and the Years Ended December 31, 1999,
  and 1998 and the period August 25, 1980 (Date of Inception) to September 30, 2000

                                                                                     Aug 25, 1980
                                   Sept 30,           Dec 31,         Dec 31,     (Date ofinception)
                                     2000              1999            1998        to Sept 30, 2000
                                -------------     -------------    -------------  ------------------

REVENUES                        $         -       $         -      $        -     $        156,948

EXPENSES                                  -              10,355           14,000          (595,429)
                                -------------     -------------    -------------  ------------------

NET LOSS                        $         -       $     (10,355)   $     (14,000) $       (438,481)
                                =============     =============    =============  =================


NET LOSS PER COMMON SHARE

          Basic                 $         -       $        (.21)   $        (.30)
                                -------------     -------------    -------------


Average Outstanding Shares

            Basic                  10,048,762            48,762           47,012
                                -------------     -------------    -------------





                                               TONER SYSTEMS INTERNATIONAL, INC.
                                                 (Development Stage Company)
                                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              Period August 25, 1980 (Date of Inception) to September 30, 2000

                                                             Common Stock                     Capital in
                                                             ------------                      Excess of         Accumulated
                                                       Shares               Amount             Par Value          Deficit
                                                     ---------            ---------           -----------      ------------

Balance August 25, 1980 (Date of Inception)               -               $      -            $      -         $         -

Issuance of common stock for cash, less costs
    at $ 33.33 -1980 - 1981                              1,912                   2                63,748

Net income for the period ended December 31, 1982          -                     -                   -               13,591

Issuance of common stock for all stock of
    Cherry Creek Gold Corporation at
    $30.90-August 18, 1983                              10,550                  11               325,590                 -

Net income for the year ended December 31, 1983            -                     -                   -                2,764

Net loss for the year ended December 31, 1984              -                     -                   -             (101,655)

Issuance of common stock for expenses and
    Services at $1.00-January 24, 1985                   1,400                    1                1,399                 -

Net loss for the year ended December 31,1985                -                    -                   -              (64,383)

Net loss for the year ended December 31, 1986               -                    -                   -             (251,126)

Issuance of common stock for expenses
    and services at $ 1.00 - November 7, 1988               35                   -                    35                 -

Net income for the year ended December 31, 1988             -                    -                   -               10,023

Issuance of common stock for expenses and
    services at $1.00-November30, 1994                  15,800                  16                15,784                 -

Net loss for the year ended December 31, 1994               -                    -                     -            (15,800)

Issuance of common stock for services
    at $1.00-March 21, 1995                              5,000                   5                 4,995                 -

Net loss for the year ended December 31, 1995               -                    -                     -             (7,560)

Issuance of shares resulting from reverse split             65                   -                     -                 -

Issuance of common stock for services
    At $1.00-February 18, 1998                          14,000                  14                13,986                 -

Net loss for the year ended December 31, 1998                -                   -                     -            (14,000)

Issuance of common stock for expenses and
   services at $.001 - December 31, 1999            10,000,000              10,000                     -                  -

Contributions to capital - expenses -1999                    -                   -                   335                  -
Net loss for the year ended December 31, 1999                -                   -                     -            (10,335)
                                                     ---------             -------             ---------           ----------
Balance December 31, 1999                           10,048,762              10,049               425,872           (438,481)
Net loss for the nine months ended Sept 30, 2000             -                   -                     -                  -

Balance September 30, 2000                          10,048,762            $ 10,049             $ 425,872          $(438,481)
                                                    ==========            ========             =========          =========

                                              TONER SYSTEMS INTERNATIONAL, INC.
                                                 (Development Stage Company)
                                                  STATEMENT OF CASH FLOWS
                                    For the Nine Months Ended September 30, 2000 and the
                                      Years Ended December 31, 1999, and 1998, and the
                              Period August 25, 1980 (Date of Inception) to September 30, 2000


                                                                                                    August 25,1980
                                                                                                  (Date of Inception)
                                                        2000          1999          1998           to Sept 30, 2000
                                                     ---------      --------      --------         ----------------

CASH FLOWS FROM OPERATING
    ACTIVITIES
   Net loss                                          $    -        $  (10,335)   $  (14,000)       $       (438,481)
   Adjustments to reconcile net loss to
     net cash provided by operating
       activities

         Capital contributions and stock issued
            for expenses and services                                  10,335        14,000                  46,570
          Changes in accounts payable                     -                -              -                   2,560
          Loss of assets                                  -                -              -                 325,601
                                                     ---------     ----------   -----------        ----------------


          Net Cash Used by Operations                     -                -              -                 (63,750)
                                                     ---------     ----------   -----------        ----------------
CASH FLOWS FROM INVESTING
    ACTIVITIES                                            -                -              -                     -
                                                     ---------     ----------   -----------        ----------------

CASH FLOWS FROM FINANCING
    ACTIVITIES

    Proceeds from issuance of common
       stock                                              -               -               -                  63,750
                                                     ---------     ----------   -----------        ----------------

    Net Increase (Decrease) in Cash                        -              -               -                     -

    Cash Beginning of Period                               -              -               -                     -
                                                     ---------     ----------   -----------        ----------------

    Cash End of Period                               $     -       $      -     $         -        $            -
                                                     ---------     ----------   -----------        ----------------


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of 10,550 common shares for merger -1983                                             $325,601
                                                                                              --------
Issuance of 1,400 common shares for expenses -1985                                               1,400
                                                                                                 -----
Issuance of 35 common shares for expenses -1988                                                     35
                                                                                                    --
Issuance of 15,800 common shares for expenses - 1994                                            15,800
                                                                                                ------
Issuance of 5,000 common shares for expenses -1995                                               5,000
                                                                                                 -----
Issuance of 14,000 common shares for expenses -1998                                             14,000
                                                                                                ------
Issuance of 10,000,000 common shares for expenses -1999                                         10,000
                                                                                                ------
Contributions to capital - expenses -1999                                                          335
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

Income Taxes
------------

On September 30, 2000 the Company had a net operating loss carry forward of $438,481. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 1998 through 2022.

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

TONER  SYSTEMS  INTERNATIONAL,  INC.

                                                              /s/
                                                     ---------------------------
Date:  November 3, 2000                              By Gerald Walton
                                                        Secretary & Director

                                                              /s/
                                                     ---------------------------
                                                     By Laura Olson
                                                        President