Form 10-K
period 2000-12-31
TRIDENT SYSTEMS INTERNATIONAL INC
filed 2001-04-19
CIK 1116139

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                        __________________________

                               FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended                      Commission File Number: 000-30769
December 31, 2000

                         TRIDENT SYSTEMS INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)

   NEVADA                                                   87-0419231
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

 180 Newport Center Drive, Suite 100
 Newport Beach, California                                     92660
(Address of principal executive offices)                    (Zip Code)

Company's telephone number, including area code:          (949) 644-2454

Securities registered pursuant to Section 12 (b) of the Act:	None.

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock,
                                                              $.001 par
                                                              value per
                                                              share
                                                              Preferred
                                                              Stock, $0.001
                                                              par value
                                                              per share
                                                            (Title or class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), YES X NO and (2) had been subject to such filing requirements for the past 90 days
YES   X       NO.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or
any amendment to this Form. [   ]

As of December 31, 2000 the revenues for the most recent fiscal year are ($16,050).

The aggregate market value of voting stock held by non-affiliates of the Company was $30,524.00 based on the average price per share of $1 1/16 paid for shares on the NASDAQ Bulletin Board on December 29, 2000, trading under symbol TSYT.

There were 10,048,762 shares of common stock outstanding having a par value of $0.001 per share as of December 31, 2000. There were NO shares of preferred stock, having a par value OF $0.001, issued and outstanding as of December 31, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Registration Statement Filed on Form 10SB on June 8, 2000, and amended on Form 10SB/A, Filed on July 7, 2000.

Quarterly Reports Filed on Form 10-QSB, filed on September 11, 2000 and on November 6, 2000.

Reports on Form 8-K filed on January 26, 2001 as amended on February 27,
2001.

Report on Form 8-K filed on March 21, 2001.

Report on Form 8-K filed on March 30, 2001.

Transitional Small Business Disclosure Format (check one): Yes ___   No _X_

                                 PART I

THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS QUARTERLY REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, WITH RESPECT TO (I) THE COMPANY'S PRODUCT DEVELOPMENT AND FINANCING PLANS, (II) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (III) THE IMPACT OF COMPETITION AND (IV) THE EXPANSION OF CERTAIN OPERATIONS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

ITEM 1 DESCRIPTION OF BUSINESS.

Background

History and Organization

Toner Systems International, Inc. (the "Company") was incorporated under the laws of the State of Utah on August 25, 1980 under the name of Business Ventures Corporation, for the primary purpose of developing mining properties and exploration for oil and gas.

On August 18, 1983, Business Ventures Corporation merged with a privately owned Utah Corporation, Cherry Creek Gold Corporation and as the surviving company changed its name to Cherry Creek Gold Corporation. The Company owned various mining claims in Nevada and Arizona and did exploration and evaluation work on their claims located in Yavapai County, Arizona.

The Company underwent a name change to Toner Systems International
Inc. on December 30, 1994. This name change was made to better reflect a new direction for the Company during its attempt at entering the toner cartridge industry, which was subsequently abandoned.

On August 18, 1997 the shareholders of the Company authorized a change of domicile of the Company to the State of Nevada by means of merger with and into a Nevada corporation formed by the Company for this purpose. The Nevada company was incorporated on February 9, 1998, and the merged entity continued to operate under the name, Toner Systems International, Inc.

The Company, having had no active business began to actively seek one or more acquisitions through 1998, 1999, and 2000. The Company, between January 24, 2001 and March 19, 2001 purchased J.B.E. Electronics, Inc., eKomart, Inc., Futronix, Inc., Sea Hunt, LLC. and Telcoenergy, LLC. The terms of each purchase is fully described under the heading "Material Events", on page 18.

Futronix, Inc. Sea Hunt, LLC., and J.B.E. Electronics, Inc. form the basis of the High Technology Division of the Company. The Company plans to develop this division through internal growth, and through further Acquisition.

Telcoenergy,LLC. and eKomart, Inc. form the basis of the Capital Growth Division of the Company. This division looks to traditional businesses with significant "up-side" to build a solid equity base for the Company, based on "brick and mortar" type of operations. The Company plans to develop this division through internal growth, augmented by acquisition of companies that will augment the existing operations.

A. High Technology Division:

FUTRONIX, INC., a Florida Corporation incorporated in March of 1988, made its entry into the electronic contract manufacturing industry in March of 1988 providing assembly labor to a consignment base. Consignment is an industry term where the customers supplied the components and FUTRONIX provides the equipment and labor to assemble and test the products. This concept has relatively low capital risk because the raw components typically make up about 70% of the cost of an electronic assembly. This consignment work continued through 1996, with the exception of a few small "turn-key" jobs. Turnkey is a concept that requires components and labor to be provided to complete a finished Printed Circuit Assembly
(PCA) for the customers based on their drawings and specifications.

In 1997, a major transition to "turn-key" was accomplished, resulting in 35% of sales in 1997 being "turn-key" as opposed to less than 10% in 1996. In 1998 turnkey sales accounted for 75% of sales. With turnkey work, Futronix sets the production schedules based on longer term Purchase Orders. The transition to turn key work required the development of a purchasing department, Materials Requirement Planning and related materials tracking, stocking, and issuing systems. An NT based SQL server with over 30 on line stations was installed supporting the following control and tracking databases:

- Shop control that tracks the status of all work-in-process (WIP)
- Purchase order system that verifies and controls all purchases made, verifies receipt of ordered items and tracks vendor quantity in three categories.
- Inventory control that logs receipt, and issuance of all materials used in all value added services.
- Materials Requirement Planning (MRP) that can generate forward looking reports for future material needs, based on current schedules, orders, inventory, work-in process.
- Return stock (RTS) and scrap. The MRP system assures that when a job is scheduled, the components to complete the job are on hand when needed.
- Quality reporting that provides process status, process yield, vendor status, and other quality reporting as required by ISO9002 policy.
- Schedule control that allows for efficient workload and leveling.
- Bill of material (BOM) control and verification that ensures every component used in a customer's product is approved and correct.
- Job cost module that utilizes the shop floor tracking system, materials and labor utilization to feed back costing information to management for quoting and resource allocation purposes.

The controls enumerated above were implemented to provide full turn-key services and to meet the requirements for ISO9002 quality standard certification. The substantial costs to the company to implement this system resulted in reduced earnings in 1997 and 1998. However, the company is now poised to facilitate larger turn-key accounts. In the first quarter of 1998, FUTRONIX received ISO9002 quality standard certification from Underwriters Laboratories (UL), without a single nonconformance. As a result of operating in a solid operable quality system, the Company increased its first pass yield (FPY) from 70% to currently better than 97% for any individual process.

Facilities

FUTRONIX, INC. is located in Suncoast Industrial Park, Homosassa, Florida and presently occupies two main buildings, and several support and storage buildings totaling 35,000 sq. ft.. Approximately 40 acres of adjacent industrial property is owned by Salient and is available for expansion as required. The facilities are provided from Salient.

Management is of the opinion that Futronix' current facilities are adequate for its immediate needs. As the Company's business increases, additional facilities may be required. The current facilities are expected to suffice until after December 31, 2001.

Products and Services

FUTRONIX INC is a high quality Electronic Contract Manufacturer (ECM) providing manufacturing, test, prototyping, and product development and support for a diverse set of market segments. Printed circuit assemblies and box build products manufactured in medium to high volume supplied to

OEM's for commercial, industrial, medical, and telecommunication applications. As an ECM, Futronix reviews our customers' product specifications and develops and implements a plan to fabricate and test the product (typically a Printed Circuit Assembly), that meets or exceeds the functional and quality specifications. This plan typically calls for continual improvement that will reduce the costs while maintaining quality. A percentage of the realized cost savings, typically 50%, are passed on to the customer.

Product Description

Printed Circuit Assembly (PCA): Futronix utilizes automated, high-speed assembly equipment that can be used or adapted for most any type of PCA manufacturing. PCA types include Surface Mount Technology (SMT), conventional through whole technology, mixed technology, and mechanical fabrication and assembly. Turnkey, consignment or combinations of these services are offered. The Company also provides design and product development, along with design for test and manufacturability services for customers who do not have the personnel or expertise to fulfill this requirement.

Box build at multi levels from finished products bulk shipped in retail dress box packing shipped direct to the distribution center, retail outlet or even to the end user. Stocking finished goods, warranty return service, invoicing and payment processing are additional services Futronix can offer.

Competition

FUTRONIX is small to mid size in comparison to the top ECM's with sales over $100 million. The Company is able to be competitive in bidding for contracts based on its capability, reputation and its location in a plentiful and favorable labor market. The Company has had to turn down substantial contracts in the past due to limitations in its ability to purchase inventory of components in advance for large contracts. The excess capacity of our production facility allows us to immediately respond to increases of current customer needs as well as the influx of new business. This surplus capacity allows Futronix to be very competitive when responding to requests for quotations. Since the fixed overhead is covered by current work, any additional work will lower our burdened labor rate, thus allowing aggressive quotations at the same time increasing margins.

Technology

Technology is the basis of our business and it's growth. Electronic circuits are becoming more and more prevalent in every day life. Mechanical products of just a few years ago now have electronic circuits that control, monitor, indicate, and make the product easier to use. From toys to automobiles, appliances to computers, consumer, commercial and industrial products have included technology as a tool to gain a competitive edge. As technology becomes more specialized Original Equipment Manufacturers (OEM) are focusing more on leading edge design and outsourcing the manufacturing to ECMs. In addition, as component complexity grows, OEMs are finding the capital expense for the specialized equipment and assembly techniques outweigh the cost to outsource in many applications. Futronix has been, management believes, a leader in technology advancement to meet these needs. Futronix co-developed a process with AIM solderpastes for intrusive reflow that cut 60% of the assembly costs for a customer's computer product. The process called Step Soldering Aids "Intrusive" Reflow was published in the September 1996 issue of SMT magazine.

Future Products

Futronix sees the mutual advantages of consolidating the diversified needs of an OEM into a "one stop" contract manufacturing enterprise where box build products are leading the growth in our industry. Expansion plans to meet these growing requirements include an injection molding facility and laminated keypad fabrication. Both of these products/ services fit well in our industry and are used in the vast majority of Box build products.

Market Analysis Summary

According to Manufacturing Market Insider (MMI) September 1997, the ECM market is estimated to be nearly $90 billion in 1998. The article sited the trend of OEM's to outsource manufacturing to the ECM industry:

"Electronics contracting manufacturing should continue its growth of nearly 20 percentage points more than the overall electronic equipment industry growth". According to Contracting Manufacturing from a Global Perspective, a recent report from Technology Forecasters, based on a study of 149 electronic contract manufacturers and their customers. "There's no holding back in evidence - OEM's demand for manufacturing cost reduction, new assembly techniques, global manufacturing, and outsourcing of complete systems contributes to the 25 percent global compound annual growth rate from 1996 through 2001," said Pamela J. Gordon, management consultant and president of Technology Forecasters.

Strategy and Implementation Summary

Futronix Inc. strategy for growth consists these key elements:

- To maintain focus on key competencies such SMT and mixed technology PCA assembly, and expand our involvement in box build products, which represents the ECM markets fastest growing segment.

- To build and maintain long term relationships with our customers. To become a partner, not a vendor to OEM's by providing not only a product delivered on time, but include a service that will continually provide cost reduction actions and product improvements.

- To continually improve our internal systems to provide our customers the highest quality in the industry. Quality not only in the products we manufacture, but also in communications, information, and all other services offered.

Sales Strategy

The key to growth is an effective marketing plan utilizing qualified, experienced marketing personnel. As a concurrent effort, we are putting emphasis on key vendor relations to provide quick response to Requests for Quotation (RFQ). This not only takes coordination with vendors regarding component pricing, but also our internal labor costing estimates based on acquiring the new work. We have budgeted for several internal cost tracking, forecasting and compilation programs and systems. These will be continually upgraded to maintain the capability to provide a "snapshot" of what operations would be if the quotation were accepted.

Additionally, we will be directing our marketing efforts towards a network of Futronix representatives throughout the US and other regions. These Independent representatives are well versed in the industry and have focused local knowledge of prospective customers. We will be focusing on our core competencies, which are medium to high volume PCA's with an emphasis on SMT.

Management

Nevin C. Jenkins (42), PRESIDENT: Mr. Jenkins, president of Futronix, Inc., manages the company on a day-to-day basis. His background gives him a wealth of experience to draw upon in guiding Futronix in its future growth. In 1976, a Vice President of Diversified Industries, Mr. Jenkins headed up the national marketing effort that grew from less than a $1M in 1976 to over $10M by 1978. He sold his interest in Diversified in 1979 to form his own company, Med-E-Lert. Based on his knowledge of both security system electronic capabilities and market demands, he developed the Personal Emergency Response System (PERS), which became nationally famous with the slogan "Help, I've fallen and can't get up". In 1985 Mr. Jenkins sold the marketing rights for the PERS to Life Call Systems. He retained the manufacturing rights for the PERS and in 1986 moved the production facilities from Clearwater, Florida to Homosassa, Florida, where he built a manufacturing plant for high volume production of the PERS base units and supporting devices.

In 1988 he partnered with Rande Newberry and formed the electronic manufacturing company - FUTRONIX, INC. The PERS manufacturing plant was sold and the company's operations were moved to the larger facilities where FUTRONIX, INC. is today.

Rande W. Newberry (43), VICE PRESIDENT: Mr. Newberry has brought to Futronix the electronic knowledge needed for expansion in the electronic contract manufacturing business. Mr. Newberry holds a BSEE from the University of South Florida, as well as associate degrees in Business Administration (ASBA) and Electronic Engineering Technology (ASEET).
From 1983 to 1987 he worked from Senior Engineering Technician to Engineer at Honeywell's Tampa, Florida operations. In 1988 he became an independent contractor for Honeywell until joining with FUTRONIX, INC.

Robert J. Fountaine - General Manager, Futronix, Inc.  Mr. Fountaine has
20 years senior and executive management experience in sales, marketing and general management in both the Electronics contract manufacturing and electronic component distribution industries. Prior experience includes positions with Avnet, Flextronics, SGI and most recently Future
Electronics, where Robert increased sales almost five-fold and negotiated the purchase of a Honeywell facility in Phoenix that resulted in a 5 year, $100 million outsourcing contract. As a Regional Manager with Avnet, Mr. Fountaine's team sales grew from $14 million to $30 million in 3.5 years and as District Manager for Florida's West coast his sales went from $35 million to $49 million in the first fiscal year. Mr. Fountaine has continually demonstrated repeated success in the development, growth and profitability of creative management, marketing and supply chain solutions.

Robert Garrett, Chief Financial Officer. Mr. Garrett has 35 years experience in accounting, along with prior teaching at University Of South Florida for tax and accounting. Mr. Garrett's accounting firm, W.R. Garrett CPA was utilized by Futronix since incorporation. Mr. Garrett is a certified public accountant and holds a Master Degree in accounting from Nova Southeastern University and a bachelor's degree in accounting from University Of Florida.

Sources and Availability of Raw Materials and the Names of Principal
Suppliers

All of our supplies for manufacture are generic in nature, making us independent of any major supplier or suppliers. All raw materials utilized by us are always readily available in the marketplace.

Dependence on One or a Few Major Customers

Currently we are not dependent on one or a few major customers. It must be noted that approximately 60% of our sales over the current year were to 5 customers. It is anticipated that this percentage will drop to below 25% over the next fiscal year.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

Futronix owns no Patents in its own right

No other patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts are used by Futronix.


Need for Any Government Approval of Principal Products or Services

None.

Effect of Existing or Probable Governmental Regulations on the Business

Futronix is unaware of any probable regulation of its business, other than as will apply to businesses in general.

Estimate of the Amount Spent During Each of the Last Two Fiscal Years on Research and Development Activities, and if Applicable the Extent to Which the Cost of Such Activities are Borne Directly by Customers

During the past two years management believes Futronix spent approximately $150,000 on R&D, none of which will be directly borne by Futronix' customers, but all of which will be indirectly borne by the customer as reflected in the price of the products of Futronix, a portion of which will be allocated to the amortized cost of development.

Costs and Effects of Compliance with Federal, State and Local
Environmental Laws

Futronix is not aware of any expenses directly attributable to compliance with federal, state or local environment laws or regulations.

Number of Total Employees and Number of Full Time Employee

Futronix has 76 full time employees, and 3 part time employees.

Equipment

The fixed assets of Futronix, as valued for accounting purposes have a depreciated book value of $3,000,000, and an non-depreciated book value of $4,399,000. The assets are principally comprised of manufacturing equipment, computers, computer equipment, and software, along with office furniture.

JBE ELECTRONICS, INC.

JBE Electronics, Inc. ("JBE"), was organized under the laws of the State of Nevada September 11, 1998, and has never been a party to any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of its business. JBE was purchased by the Company on February 7, 2001.

JBE is a manufacturing company in the security/surveillance industry. It provides its services and products to distributors in the security industry. JBE's core business is providing R&D and products utilizing digital imaging processing technology. Sales are primarily made through the New Jersey parent parent company, while R&D and product development are carried out by the Korean Subsidiary, JBE (Korea), Inc. Since inception, the nature of JBE's business has not changed.

JBE currently plans to expand its product line utilizing its technology in the development of internet security systems.

JBE currently has one Trademark registered in Korea, "JBE". The trademark, registration number 0466418, is valid until 3/10/2010, at which time it must be renewed.

JBE has 8 patent applications applied for in Korea, including a traffic control system, and an extreme temperature camera system.

The company has three copyrighted software systems utilized in the surveillance industry.

JBE engineers developed and produced 5 models of CCTV cameras, 4 models of controllers, and a revolutionary video recorder to take the place of the VHS system in monitored surveillance systems. JBE has recorded sales of over $1.4 million in its first operational year.

JBE has 3 full time employees in the US office, and 14 full time employees in the Korean office.

JBE leases 3,500 square feet in its New Jersey facility and 3,100 square feet in Korea.

SEA HUNT, LLC.

Sea Hunt, LLC, an Oklahoma limited liability company, was formed in September of 2000 for the purpose of owning 50% of Sea Hunt, Inc. Sea Hunt, Inc. was incorporated in 1996. Sea Hunt, Inc. was granted two permits from the Commonwealth of Virginia to seek out and salvage sunken shipwrecks within its territorial waters. The Company located approximately twelve wrecks within the boundary of Sea Hunt's permits. Two of these wrecks are believed to be the Spanish "galleons" named the Juno and the La Galga.

PRODUCTS AND SERVICES

Sea Hunt, Inc. is a New Hampshire corporation under contract to the Commonwealth of Virginia to explore for and salvage abandoned shipwrecks imbedded in certain submerged lands within Virginia's territorial waters. On March 11, 1998, Sea Hunt filed verified In Rem admiralty complaints against two wrecks. The complaints alleged that pursuant to the Abandoned Shipwreck Act of 1987 (ASA), the Commonwealth of Virginia was the owner of the shipwrecks and Sea Hunt was entitled to salvage the wreck(s) under Virginia permit. Alternatively, Sea Hunt requested a liberal salvage award for recovering the artifacts from their marine peril. In order to protect the ongoing salvage from interference by third parties, Sea Hunt requested an injunction prohibiting third parties from interfering with the salvage operations. On March 12, 1998, the United States admiralty court issued an Order directing the In Rem arrest of the vessels, which granted Sea Hunt the exclusive right to continue the salvage activities and appointed Sea Hunt as Substitute Custodian.

HISTORY OF THE JUNO

After the Juno left Vera Cruz, Mexico in March of 1802 with 2,200,000 pesos it was damaged and went to Puerto Rico in April for repairs. When the repairs took too long these pesos were taken off the Juno and placed on another ship (called the Asia) in August for which there are clear records available in the archives in Seville, Spain. The Juno was finally repaired in October and ready to sail. It was decided to put the Third Battalion onboard. Many of these soldiers who had been on duty for up to twenty years campaigning throughout the New World would have had their authorized allotment of pilferage onboard the ship with them when it sank. Their private hordes of treasure are now archeological artifacts that may be of great interest to the public. In addition, Sea Hunt found documents which are not in the archives in Seville, (because there was no manifest), indicating that coins were loaded onto the Juno before attempting to sail home with 425 people on board.

Sea Hunt's archivists found a letter in Puerto Rico from the Viceroy of Santo Domingo basically saying that as per instructions I have emptied the Royal strong box of paste (gold and silver), and loaded it onto the Juno which left Puerto Rico yesterday. Another letter was uncovered from the Viceroy of Santo Domingo saying in effect that I followed instructions and emptied the mint for the Juno, but should have been allowed to keep an amount of 500,000 to pay the governments obligations. Although Spain does not have these two letters in Seville, they should have been aware of a third letter which was included amongst the 700 documents which Spain submitted as evidence in their lawsuit. This letter which was sent in November of 1802 after the Juno sank, is on record in both the archives of Puerto Rico and Seville. It is from the Admiralty in Havana to the King concerning news about the loss of the Juno. The letter says the Juno was sent to Spain with a registered 700,000 pesos.

Furthermore, there is reason to believe that certain high level authorities in the New World may have realized that the end was near when they were ordered to empty the mint of all its money. Sea Hunt believes that the greatest treasure besides the 700,000 pesos to be recovered from the Juno are the personal artifacts carried onboard by the soldiers and possibly fleeing people, (including women and children). For example, it is of record that the Juno was carrying the accumulated treasure of an important general who twice led the natives in Haiti against France. He was killed and his treasure, which was considerable, had an official stamp on his gold and silver bars.

SUMMARY

The primary vessel arrested by Sea Hunt, determined to be the Juno, sank in 1802. Sea Hunt's archivists undertook extensive research work to determine that the Juno was carrying valuable treasure. The ship was attempting to return to the Old World with an extensive array of artifacts, and 700,000 pesos to pay Napoleon's army. Because this payroll money was lost at sea, Napoleon shortly thereafter sold the Louisiana Territory to the United States for $15,000,000 making this an historic vessel.

Current Litigation

In August 1998 The National Park Service tried unsuccessfully to establish ownership of these two shipwrecks. The National Park Service appealed to the US Justice Department to intervene. In turn the United States (Justice Department) convinced Spain to use its status as a foreign sovereignty to assert ownership of the two wrecks, agreeing to pay for Spain's legal fees. In 1998 The Kingdom of Spain and the United States sued Sea Hunt, Inc. and the Commonwealth of Virginia for possession of the two shipwrecks. Eventually the court ruled that the United States had no claim to the wrecks and that the US Justice Department could not spend US taxpayer's money to fund Spain's legal bills.

Spain, however, continued its assertions of ownership, and in January, 2001, the 4th District Court held that the two wrecks had never been abandoned by Spain, and were the property of the Spanish Government.

The Court refused to award any salvage costs to Sea Hunt. Sea Hunt Inc. appealed to the Supreme Court to overturn the 4th District's decision to award ownership of the two vessels to Spain without granting a salvage award to Sea Hunt, Inc., and the Supreme Court decided not to hear the case.

Currently, Sea Hunt has appealed the lower Court's order to turn over the location coordinates of the Juno to Spain, claiming intellectual property rights to the information, and further claiming salvage fees for the information. Sea Hunt spent over $2,000,000 on the research and recovery of the Juno. Management and Sea Hunt's Counsel feel that Sea Hunt will prevail in the litigation.

There also appears to be congressional support for an ACT that would allow Sea Hunt to be awarded salvage for the vessels.

THE INDUSTRY

Following World War II, and with the introduction of SCUBA dive-gear and underwater metal detectors, "treasure-diving" rapidly became an international sport - the success of which brought into being the "commercial retrieval" of valuable sunken cargoes. This differed from the normal salvage work in that it was largely developed by individuals who relied on the absence of industrial standards and lack of legislation to mount projects without regard to national or international regulations. By the end of the 1960's, such submarine "wildcat" operations were slowly giving way to more serious, regulated, retrieval operations - but the necessary regulatory restrictions also resulted in fewer and fewer treasure-hunting expeditions being launched, as is the situation today and for the same reasons. This is due to the fact that, right from the beginning, there has been no real "industry" to support such enterprise, no central organization to promote and back the many individual components driving it.

Over the past thirty years the underwater archeological community has demonstrated its extremely limited ability to raise sufficient funds from either government sources, institutions or charitable donations to preserve historic wrecks from peril. The recovery of future wrecks depends primarily on the ability of free enterprise to salvage them commercially under the supervision and support of the regulatory bodies involved. Important artifacts need to go to the museums, but the majority of duplicate coins, for example, may be sold to private collectors who appreciate their historic value. Museums are only interested in displaying, for example, a limited number of duplicate silver bars from these wrecks. The treasure-hunting industry needs to develop creative ways to maximize the market value of ancient silver to help pay for future treasure expeditions and find more artifacts that museums will want to exhibit. Today museums, under pressure from the underwater archeological institutes, are boycotting the purchase and/or display of underwater artifacts recovered by non-institutional archeological salvors.

SEA HUNT'S MISSION

Sea Hunt, Inc. is a recognized industry leader. It has already demonstrated proprietary research and recovery techniques in locating twelve wrecks within the boundaries of its permits. In the case of the Juno, Sea Hunt has been exemplar in its compliance with Virginia's strict permitting requirements, including rigid archeological procedures, and was successful in retrieval operations until halted by the commencement of the lawsuit earlier disclosed.

SEA HUNT'S BUSINESS PLAN:

Sea Hunt plans to provide funding to valid, track-proven, treasure hunting enterprises in exchange for joint-interests in their finds, and a coordinated marketing effort, to offer continuity in their work rather than the expensive and inhibiting "go-stop-go-stop" practices presently employed. This will entail providing sufficient financing to support operations for sometimes two years, or more, until the individual venture yields dividends. Many valid expeditions who originally thought themselves adequately financed have found that the time and expense of obtaining governmental approval and the necessary licenses has eaten away at their funds to such an extent they can no longer cover their start-up costs, let alone await a division of treasure at an unknown future date. This is especially true if the treasure has to be adjudicated through a laboriously slow Court process.

The leading salvors recognize the need to bring professional attributes to bear on the business of treasure-hunting in the form of planned and organized expeditions, funding, business management, media coverage and especially marketing of museum-surplus treasure items. The sale of salvaged shipwreck coins and other legally marketable artifacts must be well coordinated through a controlled marketing program. Sea Hunt recognizes the need for consolidation in this business and its potential to grow through future acquisition. However, the most important attribute which Sea Hunt, Inc. has to offer both salvors and investors is its marketing program to sell shipwreck treasures at their highest value. Several leading salvagers have expressed willingness to be acquired by Sea Hunt, Inc., to unify marketing efforts and help focus and self-regulate the treasure-hunting industry so as to offer a profitable environment for investors and provide public access to information and artifacts from historic shipwrecks which are in peril.

It is felt by management that the awards for present salvage projects will fund the abovementioned acquisition and marketing strategy. In the event that there are no salvage awards from the Juno salvage, or other current projects, further growth will have to be curtailed indefinitely.

B. CAPITAL GROWTH DIVISION

TELCOENERGY LLC.

Telcoenergy, LLC. was formed in 2000 in the state of Oklahoma.
The company owns, maintains and leases gas pipeline easements, primarily in the State of Oklahoma.


                            EKOMART, INC.

                            THE COMPANY

                           BUSINESS (GENERAL)


We manage and have an ownership interest in 2050 S. Havana St.
(DTSE) LLC. ("KOMART MALL"), Komart Korean & Japanese Supermarket,
LLC., ("KOMART SUPERMARKET"), and Korean Restaurant, SAAN, LLC. ("SAAN"), all organized pursuant to the laws of Colorado in 1999. We also own and operate the food court within the mall, and own the rights to the name
ATA Sushi, which we plan to utilize in developing a chain of fast food Sushi outlets.


                         BUSINESS DEVELOPMENT

We plan to consolidate, nationally, our market sector by acquiring or opening additional Asian grocery centers and shopping malls in primary markets. To do this, approximately $1,500,000 will be required per site. We do not have the funds at present, and if they cannot be raised through private placements, it is unlikely that we will be able to open any additional sites in the near future.

Background Information

We were incorporated in the State of Florida in February, 1997 as Diversified Medical Industries, Inc. We initially purchased two medical clinics for resale from Cyber-care, Inc., a Florida public Corporation, which we subsequently sold. Upon the sale, we became a development stage company, whose only asset was the Note receivable due pursuant to the above mentioned sale. The clinics subsequently failed, and it is unlikely that the note receivable will ever be paid.
(See- Financial Statements and accompanying Notes).

On November 3, 1999, we purchased the assets of RTG-TPD Holding Co., LLC.
(RTG), a Colorado Limited Liability Corporation. We changed the name of the company on September 26, 2000 to eKomart, Inc. to better reflect our business. In November, 1999, we purchased the food court operation from the owners of Hans Restaurant Management LLC., and ATA Sushi & Teriyaki

We have never been a party to any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business, except as disclosed herein.


                             BUSINESS


              SHOPPING MALL OPERATION IN DENVER COLORADO

Geographical and Demographic Considerations

The shopping mall, in which we have a 15% interest, and of which we are the operating Manager, located at 2000-2080 S. Havana St., Aurora, Colorado, is a 50,685 square foot strip shopping center with KOMART Supermarket as its anchor tenant. The center was built in 1973 and is an all brick building with good retail visibility from Havana St. The mall is zoned B-1 and has an entire city block of frontage along Havana St., a heavily traveled and congested road providing access to I-70 to the north and I-225.

The mall is located in the heart of the Korean shopping district, with a substantial number of Koreans residing in the immediate area and within easy driving distances. The area saw high growth from 1980 through to the present, with a population increase of 60% within a one-mile radius, and an increase in the number of households in the same area of nearly 75% (Source: State Census Figures).

Operating Characteristics

The mall is 100% occupied with our 16,582 Square Foot (SF) Komart Korean-Japanese Supermarket as the anchor tenant. Recent leases have been for $14/SF. There is increasing demand for any spaces available in the mall by the local Korean merchants, producing a long waiting list for space, which should help greatly in a continued maximization of rental income from the mall.

The building was conservatively appraised at $3,400,000 by Key Bank in February 1999. We own a 15% interest in the mall.

Future Expansion Plan

We plan to develop five additional Korean Shopping Malls, with the same marketing and operational concept as in Denver CO., in the following cities; Dallas TX, Houston TX, Chicago IL, Detroit MI, San Jose, CA in 2001. We believe that approximately $1,500,000 will be required for each mall.
The funds will be raised through the development of joint ventures, with eKomart managing the mall. If the funds cannot be raised, the malls will not be able to be opened, and the expansion plans will be indefinitely curtailed.

         KOREAN-JAPANESE SUPERMARKET OPERATION IN DENVER COLORADO

Demographic and Market Information

There are approximately 35,000 Koreans in the Denver metropolitan area. The Korean grocery market is served by four small Korean grocery stores. It is estimated that the combined market share of these four stores is only 30% of the potential market, leaving the majority of this market niche untapped. In addition, we plan to aggressively market our products to the general population of Denver through (combined) online and traditional advertising.

Operations and Management

The Korean, Japanese and natural organic food supermarket, KOMART, of which eKomart owns 30% and of which it is the operating manager, occupies 16,582 square feet of space within the KOMART shopping mall; of which 5,582 square feet are occupied by five subtenants and four food court restaurants.


Future Expansion Plan

     KOMART SUPERMARKET plans to open or acquire five additional Korean grocery centers and shopping malls with the same marketing and operational concept as KOMART in Denver CO. in the following cities: Dallas TX, Houston TX, Chicago IL, Detroit MI, and San Jose CA.

     As a core business, we will advertise and promote our products as all naturally produced organic products with no chemical additives. We believe this differentiates the Komart product from virtually all other oriental supermarkets, and, indeed, from all major supermarkets, generally.

     It is anticipated that about $1,000,000 will be required to open each supermarket, and the funds will be raised by offering joint ventures similar to that offered in Denver, with the management of the Supermarket being left to eKomart. We also plan to use profits, if any, to establish new supermarkets. If the funds cannot be raised, any expansion plans will have to be curtailed.

                         FOOD COURT OPERATIONS

     We own and operate the Korean-Japanese fast food outlet in the Supermarket. We plan to establish other such outlets as well as ATA Sushi outlets in our malls and Supermarkets. The ATA Sushi outlets will offer Sushi and Sashimi (raw fish dishes) on a fast food basis. It will cost about $250,000 per outlet, and we plan to sell these through joint ventures. In the event that no joint venture partners are found, the establishment of these outlets will have to be curtailed indefinitely.

          KOREAN RESTAURANT OPERATION ("SAAN") - DENVER COLORADO

Demographic, Management and Marketing Information

Korean Restaurant, SAAN, is looking to penetrate the market for foreign, exotic food by offering 11,000 SF of authentically decorated eating space, with a full service catering operation on the premises. The cuisine will be produced under the supervision of an executive chef with 35-years experience in Hotel Shilla in Korea, as well as in many Korean restaurants in New York City.

The entire operation is managed by a management group under the stewardship of Mr. Han S. Shin, who has more than 25 years of restaurant management experience.

The main client base is the more than 35,000 Koreans in the Denver metro area. As well, aggressive marketing will be utilized to penetrate the non-Korean population of Denver. We believe that the policy of serving only natural organically produced food with no chemical additives will serve to enhance the desirability of visiting the restaurant to both the ethnic Asian and non-Asian population.

Operations

The restaurant will share the same kitchen facilities with the catering business, producing, what management believes will be, an operation maximizing both facility and staff utilization. Virtually all food and materials will be purchased from KOMART SUPERMARKET. This produces a situation where both entities will benefit from the economies of large bulk purchases.

SAAN is also looking to tap into the lunch take-out and delivery business without incurring significant incremental operating expenses, thereby utilizing the existing facilities to the maximum. We believe that SAAN will be able to do approximately 500 bento-style lunches as a take-out and delivery business on a daily basis, even without much marketing and promotional activity.

The $750,000 required to complete the Restaurant will be raised through a joint venture with local businessmen. We will operate the facility.

Future Expansion Plan

Restaurants are planned to open in conjunction with the opening of all KOMART malls and supermarkets, as well as in Las Vegas NV, Phoenix AZ, Salt Lake City UT, and Orlando FL. The openings will be dependent upon raising approximately $750,000 per restaurant, through joint ventures with local businessmen. If we cannot raise the funds, the expansion plans will have to be curtailed indefinitely.

           THE eKOMART STRATEGY-MALLS, SUPERMARKETS AND RESTAURANTS

The mall was fully occupied from inception and is profitable. The area is one of high growth and property appreciation within a stable, middle to high-income area.

The Korean population in America is growing and tends to concentrate in certain urban areas. This population is extremely faithful to its ethnic roots, and tends to frequent Korean malls and restaurants. The mall is also designed to attract the average American.

Our plans for growth and expansion have a firm basis in providing predictable products and services. The malls will all be essentially identical, providing the community with what management believes is a consistently high level of service and product. As well, with respect to restaurants, we believe the SAAN restaurant concept will attract as many non-Koreans as Koreans. These plans, however, are based upon us raising the capital needed for expansion, as explained in the preceding sections. If the funds cannot be raised by private placement investment and by offering joint ventures, then all plans for growth will have to be delayed or totally curtailed.

We plan to standardize our menus in all restaurants and to purchase all goods, supplies, sauces, and any necessary services for the restaurants and supermarkets centrally, both decreasing the cost of the products to the licensee, and increasing, on an ongoing basis, eKomart's revenue.

Currently, properties are under contract in Troy MI for a SAAN restaurant (20 year lease- 8,000 square feet at $5,000 per month, triple net) and Supermarket (20 year lease of 18,325 square feet at $12,000 per month on a triple net basis). Details of the leases are in the notes to the accompanying financial statements, and appended as an exhibit to the Report on form SB-2 of which this Prospectus forms a part.


              FUTURE PLANS-ON-LINE BUSINESS-PRODUCT DEVELOPMENT

Our aim will be to provide a convenient shopping experience that incorporates traditional department, grocery store, and mail-order features into an enticing, interactive, and easy-to-use online environment. By owning and operating Asian and natural food grocery centers and shopping malls in both primary and secondary markets, we will control our own distribution centers for our anticipated expansion of online operations.

As part of our marketing strategy, we plan to form strategic alliances with selected Internet service providers (ISPs), portals, and search engines, via marketing agreements. These agreements will, management believes, provide for eKOMART.com to be prominently featured at given sites.

In addition, we plan to establish strategic alliances with other online companies and begin a targeted advertising campaign to attract additional customers to our online stores. We believe both online and traditional media exposure are critical to maximizing brand recognition and enticing traffic to its online stores.

It must be reiterated, however, that we require a capital infusion of $2,000,000 to develop our on-line plans. Although we plan to raise the funds through a private placement of shares, there is no assurance we will raise all or any of the funds required for our planned on-line operations. For this reason any investment in eKomart anticipating it to commence on-line operations is highly speculative, and subject to total loss of investment.

Future Product Development

     Overall product development is managed and directed by Stan J.H. Lee, President of eKomart. In addition, on a project-by-project basis, a product development team is assembled from personnel within eKomart and outside consultants, as and when required.

Manufacturing/Technology Licensing Agreements

NONE


Competitive Business Conditions and Competitive Position in the Industry and Methods of Competition

     In terms of the Komart malls, restaurants, and supermarkets, there are no chain type competitors. There are numerous small restaurants and supermarkets throughout the markets Komart is investigation, but we have found no restaurants and supermarkets that specialize in natural organically produced foods, and none on the scale of Komart.

Sources and Availability of Raw Materials and the Names of Principal
Suppliers

     No supplier of eKomart accounts for more than 5% of our business.

Dependence on One or a Few Major Customers

     No customer of eKomart accounts for more than 5% of our business.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

     Our ability to compete successfully depends, in part, on our ability to develop name recognition both online and local markets. To this end, eKOMART.com has been registered as eKomart's web site, and eKomart and KOMART will be registered in the United States as trade and service marks used by eKomart, said registration to be filed within 6 weeks of the date of this prospectus.


Other Intellectual Rights

     No other patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts are used by eKomart.

Need for Any Government Approval of Principal Products or Services

Each of our restaurants and supermarkets is subject to licensing and regulation by a number of governmental authorities, which include health, safety, fire and alcoholic beverage control agencies in the state or municipality in which the facility is located. Difficulties or failures in obtaining required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses or permits must be renewed annually and may be revoked or suspended for cause at any time.

     Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our facilities, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage, and dispensing of alcoholic beverages. We may be subject, in certain states, to "dram-shop" statutes, which generally provide a person injured by an intoxicated patron the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

     We are also subject to various other federal, state and local laws relating to the development and operation of restaurants, including those concerning preparation and sale of food, relationships with employees (including minimum wage requirements, overtime and working conditions and citizenship requirements), land use, zoning and building codes, as well as other health, sanitation, safety and environmental matters.

Costs and Effects of Compliance with Federal, State and Local Environmental
Laws

     We are not aware of any material expenses directly attributable to compliance with federal, state or local environment laws or regulations.

Number of Total Employees and Number of Full Time Employee

As of the date of this Prospectus we have 5 full-time employees. Our employees are not represented by any collective bargaining organization. We have never experienced a work stoppage and consider relations with our employees to be good.


Item 2     PROPERTIES.

FUTRONIX, INC. is located in Suncoast Industrial Park, Homosassa, Florida and presently occupies two main buildings, and several support and storage buildings totaling 35,000 sq. ft. Approximately 40 acres of adjacent industrial property is owned by Trident and is available for expansion as required. The facilities are provided from Trident.

JBE currently rents approximately 3,500 square feet for its staff, in New Jersey at 394 Veteran's Blvd., Carlstadt, NJ, and 3,100 square feet in Seoul Korea for the Korean operation.

Trident, eKomart, Sea Hunt, and Telcoenergy all operate from the Corporate Headquarters at 180 Newport Center Drive, Suite 100
Newport Beach, California 92660, which occupies approximately 1,500 square feet.

Trident's telephone number is: (949) 644-2454.


Management is of the opinion that its current facilities are adequate for its immediate needs. As the Company's business increases, additional facilities may be required, however the current facilities are expected to suffice until after December 31, 2001.

Item 3      LEGAL PROCEEDINGS.

  Neither the Subsidiaries nor the Company is currently a party to any pending or threatened litigation of a meritorious or material nature or that could result in a significant financial impact. From time to time the Company or its subsidiaries may be involved in lawsuits in the normal course of business, that do not have a material impact upon the Company.


Item 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   NONE.


                                PART II

Item 5      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

Common and Preferred Stock

Trident is authorized to issue 60,000,000 shares in our capital stock, with a par value of $.001 per share, divided into 50,000,000 Common Shares and 10,000,000 Preferred Shares. On December 31, 2000 there were 10,048,762 shares of Common Stock outstanding and held of record by 255 persons. The holders of Common Stock have one vote per share on all matters (including election of directors) without provision for cumulative voting. Thus, holders of more than fifty percent (50%) of the shares voting for the election of directors can elect all of the directors, if they choose to do so. The Common Stock currently is not redeemable and has no conversion or pre-emptive rights. The Common Stock currently outstanding is (and the Shares being issued pursuant to this prospectus will be) validly issued, fully paid and non-assessable.

In the event of liquidation, holders of Common Stock will share equally in any balance of our assets available for distribution to them after satisfaction of creditors and the holders of our senior securities. We may pay dividends, in cash or in securities or other property when and as declared by the board of directors from funds legally available therefore, but has paid no cash dividends on its Common Stock.

The Company is authorized to issue 20,000,000 Preferred Shares, with a par value $0.001. Currently there are, issued and outstanding, 7,000,000 Preferred non-Convertible voting Shares held by 5 shareholders.

Market Information.

Our common stock is traded on the NASD over the counter Bulletin Board, symbol TDNT. Trading began in November, 2000. The range for each quarter quoted reflect inter-dealer prices and may not represent actual transactions.

Quarter         Year            Low         High   Volume

November        2000            $0.3750   $0.75    22,000
December        2000            $0.625    $1.25     7,100

Dividends.

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings that it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.


Item 6      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis relate to factors which have affected the financial condition and results of our operations for its years ended December 31, 1999, and December 31, 2000.

Throughout 1999 and 2000, the Company was a virtually assetless and liabilityless development stage company seeking one or more acquisitions. During the period from January through the end of March, 2001, the Company acquired eKomart, Inc., Sea Hunt,Inc., JBE Electronics, Inc., and
Telcoenergy, LLC., and Futronix, Inc.

The Financial Statements and the following discussion reflect the activities of the Company during its development phase. The audited financial statements of the newly acquired subsidiaries the and pro-forma data indicating the effect of the acquisitions shall be filed in a Current Report on Form 8-K to be filed with the Securities and Exchange Commission.

Discussion of Financial Information

The discussion respecting our financial position utilizes the audited consolidated financial statements attached to this Report for the fiscal years ended December 31, 2000 and 1999.

Operating revenues were $0.00 for both fiscal periods, and totaled $156,000 since inception.

General and administrative expenses were $13,4909 for the fiscal year ended December 31, 2000, as compared to $10,335 for the same period in 1999, and totaled $608,919 since Inception.

The net loss for the fiscal year ended December 31, 2000 was $13,490 or ($0.44) per share based on 2,515,296 shares outstanding, as compared to a net loss for the fiscal year ended December 31, 1999 of $10,335 or ($0.21) per share. The net loss for the period is primarily attributed to insufficient level of revenue generated by the Company, and expenditures in developing the acquisition strategy of the Company.

On December 31, 2000, the cash and investment certificate position of the Company was $0. Current assets on December 31, 2000 were $0.

Material Events

On January 24, 2001 Alan Sporn purchased 3,000,000 preferred voting non-convertible shares of the Company for $3,000,000. On the same date the officers and directors of the Company resigned, in favor of Alan Sporn, who is currently the sole director and officer of the Company.

On February 7, 2001, the transaction with JBE Electronics, Inc. closed, with Trident acquiring all outstanding shares in JBE for the following
Consideration:

The shareholders of JBE received 1,500,000 shares in the common stock of the Registrant. Of the said shares 9% was issued to John Kwak, who will remain as President and CEO of JBE, and 9% was issued to Daniel Ryu. The remainder was distributed to the other 10 shareholders of JBE, none of whom own over 4% of the outstanding common shares of the Registrant, all shares non-dilutable for 90 days. Mr. Kwak and Mr. Ryu each received 1,500,000 preferred voting non convertible shares.

On February 22, 2001, all outstanding shares in eKomart, Inc. were purchased by Trident on the following terms and conditions:

The minority shareholders of eKomart, Inc. received a total of 600,000 shares in the common stock of Trident. The majority shareholders, Myung Lee and Daniel Lee each received 500,000 voting non-convertible preferred shares.

On March 19, 2001, upon all parties having completed the due diligence requirements they felt necessary, Futronix, Inc. was purchased by the Registrant, subject to Board approval by the Board of Directors of each company. The transaction was valued at $8,000,000. The terms of the transaction were as follows:

1) Salient received 400,000 common shares of the Registrant, said shares to be restricted for a two-year period, and subject to a 12-month buy-back option at $11.00 per share. As part of the transaction, Salient had to infuse $600,000 into Futronix by March 20, 2001. The closing price of the said shares was $21 1/16 on March 19, 2001.

2)   $150,000 are to be paid by Registrant to Salient on or before March
26, 2001

3) $75,000 are to be paid to Salient in bi-weekly increments for the next 12 weeks following the initial payment.

4) A further two installments of $100,000 are to be paid to Salient on or before each of May 15, 2001 and May 30, 2001.

5) In the event any payment is not made on time, and the default is not cured within 10 days of the date such payment is due, Salient may rescind this contract and keep 100% of all monies it has received prior to the date of such rescission as liquidated damages. In the event Salient rescinds the agreement, all shares given by each party to the other will be returned. In the event that Salient chooses to rescind the agreement, the provisions of this paragraph shall be Salient's sole remedy.

6) In the event the Registrant defaults, Salient may register such number of shares of the Registrant it received as are necessary to fully liquidate any sums due to Salient pursuant to the agreement.

7) Registrant agreed to abide by the terms of the agreement between Salient and Futronix, provided, however, that Salient agreed to pay any bonus shares required pursuant to the said agreement, in common shares of Salient, for an 18 month period.

8) Registrant agreed to assign all accounts receivable of Futronix to Salient until all amounts due to Salient as specified in the agreement were paid in full. Further, until all payments due Salient are paid in full, Registrant may not sell, hypothecate, or otherwise encumber any of the assets of Futronix in any manner whatsoever, except with the explicit written consent of the Salient. As well, the Registrant may not sell, hypothecate, or otherwise encumber any purchase order of Futronix, except with the explicit written consent of Salient until all sums due to Salient have been paid in full.

On March 9, 2001, the Registrant commenced negotiations with Venture Planning, Inc. (Venture Planning), with a view of acquiring 100% of the membership interest in Sea Hunt, LLC. and a 100% interest in Telcoenergy, LLC, including its wholly owned subsidiary, OGC
Pipelines, LLC. It was agreed that
until a deal was struck, all negotiations would remain confidential, as any news released might effect the market for the shares of the Registrant in a manner that might be detrimental to the shareholders of the Registrant should the proposed purchase not be consummated.

On March 22, 2001, 100% of the membership interest in Sea Hunt, LLC. and a 100% interest in Telcoenergy, LLC, including its wholly owned subsidiary OGC Pipelines, LLC was purchased by the Registrant, subject to Board approval by the Board of Directors of each company, for the sum of $6,842,400. The terms of the transaction were as follows:

1)   Consideration for the purchased assets was 400,000
restricted common shares of the Registrant's common stock, and 1,500,000 voting convertible preferred shares valued at $1.00 each. The common shares will be restricted and legend bearing subject to Rule 144 (k), starting as of 12-29-00. During this restricted period, if and when the value of the initial 400,000 common shares is less than the value of the acquired assets listed below during a consecutive period of more than 90 days, an appropriate number of the Preferred Shares may be surrendered and exchanged for common shares, at a share price equal to the average stock price of the five prior days of trading, to insure that the combined value of the initial 400,000 common shares and the number of Preferred Shares exchanged for common shares is not less than the value of the assets listed below. 50% of any treasure recovered from the Juno would revert to Venture Planning.

2)   The purchased assets consist of:

1) 100% ownership of SEA HUNT, LLC., which owns 50% of SEA HUNT, INC., which in turn owns two permits to retrieve treasure issued by the Commonwealth of Virginia (Virginia Marine Resource Commission) representing permit areas 97-0163 and 97-0498. 50% of the value of the permits therein has been set at $1,500,000 based on $3,000,000 spent by SEA HUNT, INC. in fiscal years 1997, 1998, 1999.

The Registrant has a period of 135 days from the execution date of the agreement to finalize due diligence on SEA HUNT, LLC., including all corporate and other pertinent documentation reasonably required by the Registrant.

The acquisition was subject to the Registrant assuming $500,000 of SEA HUNT's obligations, $200,000 of which are payable on or before 4-15-01 and the balance payable on or before 6-30-01.

2)   100% ownership of Telcoenergy, LLC. and its subsidiary OGC
Pipeline, LLC. and associated pipelines and pipeline easements, mainly in Oklahoma. This is valued at $5,842,400 based on the replacement cost at fair market value of the pipeline easements. This value is net of a $2,300,000 first mortgage lien against the pipelines and pipeline easements and accrued outstanding interest of approximately $400,000. The mortgage holder has expressed a willingness to convert its mortgage into stock

3)   Venture Planning, Inc. shall have one seat on Purchaser's
Board of Directors.

On January 24, 2001 the Company changed its name to Trident Systems International, Inc.

On January 26, 2001 the Company effected a one for four reverse stock split of its common shares.

Liquidity

We believe that we have the cash funds and necessary liquidity to meet the needs of the company over the next year.

However, to meet the cash infusion necessary pursuant to the acquisition agreements entered in to by the Company in the first quarter of 2001, the Company will need to raise approximately $6,000,000 on or before June 30, 2001. It plans to do this through the private placement of shares of common stock. If it should fail some or all the subsidiaries shall have the right of spinning out of the Company, if all subsidiaries do so leave the parent Company, then it will once again become a development stage assetless Company, but will have added the expenses associated with the acquisitions. In that event, unless further funds are secured, the Company will not be able to continue to operate.

Accounting Policies and Procedures

The Company follows generally accepted accounting principles in preparing its financial statements, and has audited statements produced annually, with its quarterly statements produced by its management and accountants.

Revenue Recognition

Revenue is recognized using the accrual method of accounting.

Statements of Cash Flows

Statements of Cash Flow are prepared quarterly, on a consolidated basis, using generally accepted accounting principles and guidelines.

Inventory

The Company keeps minimal inventory, manufacturing goods in response to orders.

Fixed Assets

Fixed assets are valued based on their depreciated value. Depreciation is calculated using the straight-line method.

Principles of Consolidation

All Financial Statements are produced on a consolidated basis.

Statement Re: Computation of Earnings Per Share

The Company has a simple capital structure as defined by APB Opinion Number 15. Accordingly, earnings per share is calculated by dividing net income by the weighted average shares outstanding.

Provision for Income Taxes

Provisions for income tax are computed quarterly using the guidelines as defined in the Federal and State Statutes.

The Company's Immediate Capital Requirements

   (For discussion, see "Liquidity", above).

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Included at Pages 30 through 37 hereof.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.
NONE


                                   PART III

Item 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the names and ages of all the Directors and Executive Officers of the Company, positions held by such person, length of service, when first elected or appointed and term of office.

Name                Age          Position(s)                     Director Since

Laura  Olson         46      Director, President &
                                       Treasurer                  August  1996

Gerald Walton        60      Director & Secretary               November  1997

Alan R. Sporn        48      Director, CEO, President &
                                       Secretary              January 24, 2001

Set forth below is certain biographical information regarding the Company's current executive officers and directors:

Laura Olson has experience as a waitress, cashier and hostess at various restaurants in the Salt Lake City, Utah area. She also has over six years experience as a hair stylist. For the past eight years she has been a private investor. She retired from the Board and as an officer on January 24, 2001.

Gerald Walton has been a private investor and commodity futures trader since 1983. Prior to 1983 he was a self-employed businessman for fifteen years. Prior to 1968 he was employed with Kennecott Copper Corporation in Salt Lake City, Utah for six years as an Industrial Engineer and Systems Analyst. He retired from the Board and as an officer on January 24, 2001.

Alan Sporn, CEO, Director

Since 1989, Mr. Sporn has been president of OPI Products (Far East) Ltd., LLC. Laguna Hills, CA, a company specializing in the manufacture and export from the U. S. to the far east of USA Manufactured Cosmetics. He is also president and director of the far East Corporations that handle the marketing, sales, and distribution of the goods manufactured by OPI (OPI Japan Limited, Yokohama, Japan).

Since 1997 he has been president of Comsight Holdings, Inc., Laguna Hills, CA, a corporation specializing in consulting on acquisitions and mergers.

From 1988 to 1995 he was president of FMC Consolidated Limited
(formerly known as Gulf & Western Marketing Limited), Hong Kong, a company specializing in trade transactions with the People's Republic of China. He was also president of Elpe International (Far East) Ltd., Hong Kong, from 1982-1988, a corporation that manufactured and exported Quartz Analogue Watches.

Mr. Sporn attended Long Island University, majoring in Criminal Justice, in 1974. He followed this by enlisting in the U. S. Air Force, where he served four years as a Security Specialist in the security police, stationed in England.

As CEO, Mr. Sporn's primary responsibilities include the overall strategy for growth for the Corporation, and developing the subsidiaries.

Item 11    EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS


According to information supplied by the president of the Company, the only compensation awarded to, earned by, or paid to any of the executive officers of the Company during the year ended December 31, 2000, or the two prior fiscal years were

(1) 14,000,000 pre-reverse split investment common shares authorized to be issued on February 18, 1998; 7,000,000 shares to Laura Olson and 7,000,000 shares to Gerald Walton for their expenses and services to the Company. Such shares were valued at $1,400, the par value of the pre-reverse split common shares. There was no market value for such shares at the time of authorization.

(2) 5,400,000 post-reverse split investment common shares authorized to be issued on April 20, 1998; 2,300,000 shares to Laura Olson and 3,100,000 shares to Gerald Walton for their investments of $2,300 and $3,100 respectively in the Company and for their services to date. Such shares were valued at $5,400, the par value of the post-reverse split common shares. There was no market value for such shares at the time of authorization.

(3) 3,000,000 preferred voting non-convertible shares were sold to Alan Sporn on January 24, 2001.

Item 12   Security Ownership of Certain Beneficial Owners and Management

Parents of the Company

The following table discloses all persons who are parent of the Company (as such term is defined in Securities and Exchange Commission Regulation
C), showing the basis of control and as to each parent, the percentage of voting securities owned or other basis of control by its immediate parent if any.

                 Name and Address       Amount and Nature of    Percent
Title of Class   of Beneficial Owner    Beneficial Ownership    of Class

NONE

Transaction with Promoters, if Organized Within the Past Five Years

There have been no transactions with Promoters over the past five years.

Principal Stockholders

   As of December 31, 1999, the following persons (including any "group" are, based on information available to the Company, beneficial owners of more than five percent of the Company's common stock


                 Name and Address       Amount and Nature of   Percent
Title of Class   of Beneficial Owner    Beneficial Ownership   of Class

NONE

Security Ownership of Management

As of the date of this Prospectus, the following table discloses, as to each class of equity securities of the registrant or any of its parents or subsidiaries other than directors' qualifying shares, beneficially owned by all directors and nominees, the names of each executive officer (as defined in Item 402[a][2] of Securities and Exchange Commission regulation S-B), and directors and executive officers of the registrant as a group, the total number of shares beneficially owned and the percent of class so owned. Of the number of shares shown, the associated footnotes indicate the amount of shares with respect to which such persons have the right to acquire beneficial ownership as specified in Securities and Exchange Commission Rule 13(d)(1).

                 Name and Address        Amount and Nature of   Percent
Title of Class   of Beneficial Owner     Beneficial Ownership   of Class

Preferred Stock  Alan Sporn                3,000,000                35%
                 27752 Greenfield Drive
                 Laguna Hills, CA..        Record and Beneficial
                                           Owner

                 All Directors &
                 Officers                  3,000,000                35%
                 as a group (1 person)
_______________________________________


Item 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

The following information pertains to all transaction during the last two year, or proposed transactions, to which the Company was or is to be a party, in which any of the following persons had or is to have a direct or indirect material interest: any director or executive officer of the
Company: any nominee for election as a director; any principal security holder listed below; and, any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons.

Lisa Haines and Sheldon Hansen have not been involved in any transactions of the Company since their purchase of common stock on April 20, 1998. There are also no proposed transactions where they are to be involved. Gerald Walton an officer and director of the Company continues to advance funds to the Company for expenses. Laura Olson also an officer and director of the Company continues to advance funds to the Company and continues to provide office space for the Company. There is no agreement or commitment by either Mr. Walton or Ms. Olson in regard to continuing to advance funds or to provide such office space.
However, it is anticipated that such monetary advances and office space will continue to be furnished until the Company locates a new business venture.

Alan Sporn purchased 3,000,000 preferred voting non-convertible shares on January 24, 2001 for $3,000,000.

                                  PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.

                (a)     The following documents are filed as a part of this
                        Report:

(1)   Financial Statement.    The following Financial Statements are
filed as part of this Report:

                                                                      PAGE

Report of Independent Public Accountants.                               29

Balance Sheets: December 31, 2000                                       30

Statements of Operations: Year Ended December 31, 2000,
Year Ended December 31, 1999.                                           31

Statement of Stockholders' equity: December 31, 1999,
to December 31                                                     32 & 33

Statement of Cash Flows: Year Ended December 31, 1999,
Year Ended December 31, 1998.                                           34

Notes to Financial Statements.                                          35

(2)  Exhibits.     The following exhibits are filed as part
of this Report:


Exhibit No.   Item                                                    Page
                                                                      38
27            Financial Data Schedule.

(3) Reports on Form 8-K filed in the fourth quarter and incorporated in the current Report on Form 10-KSB by Reference:

None

   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIDENT SYSTEMS INTERNATIONAL, INC.


By          /s/ Alan Sporn /s/
            Alan R. Sporn, President and Director
           (Principal Executive Officer)

Date:  APRIL 16, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


TRIDENT SYSTEMS INTERNATIONAL, INC.


By          /s/ Alan Sporn /s/
            Alan R. Sporn, President and Director
           (Principal Executive Officer)

Date:   April 16, 2001.

                 TRIDENT SYSTEMS INTERNARTIONAL, INC.


                Consolidated Financial Statements and
                    Independent Auditor's Report
           for the years ended December 31, l999 and 2000

ANDERSEN ANDERSEN & STRONG, L.C.               941 East 3300 South, Suite 202
Certified Public Accountants and               Salt Lake City, Utah 84106
Business Consultants
Member SEC Practice Section of the AICPA       Telephone 801 486-0096
                                               Fax 801 486-0098


Board of Directors
Trident Systems International, Inc.

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Trident Systems International, Inc. (development stage company) at December 31, 2000 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and the period August 25, 1980 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trident Systems International, Inc. at December 31, 2000 and the results of operations and cash flows for the years ended December 31, 2000 and 1999 and the period August 25, 1980 (date of inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the working capital to service its debt or for any planned activity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


April 16, 2001
Salt Lake City, Utah                          s/Andersen Andersen and Strong

                      TRIDENT SYSTEMS INTERNATIONAL, INC.
                          (Development Stage Company)
                                BALANCE SHEETS
                              December 31, 2000



CURRENT ASSETS

Cash                                       $     -

Total Current Assets                       $     -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                          $ 16,050

Total Current Liabilities                   16,050

STOCKHOLDERS' EQUITY

Common stock
50,000,000 shares authorized at $0.001
par value; 2,512,296 shares issued and
outstanding                                  2,512

Capital in excess of par value             433,409

Deficit accumulated during the
development stage                         (451,971)

Total Stockholders' Deficiency             (16,050)

                                           $     -



The accompanying notes are an integral part of these financial statements.

                      TRIDENT SYSTEMS INTERNATIONAL, INC.
                         (Development Stage Company)
                         STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 2000 and 1999 and the period August 25, 1980 (Date of Inception) to December 31, 2000


                                                           Aug 25, 1980
                                                         (Date of Inception)
                                        2000      1999    to Dec 31, 2000

REVENUES                            $      -  $      -    $  156,948

EXPENSES                              13,490    10,335      (608,919)

NET LOSS                            $(13,490) $(10,335)   $ (451,971)




NET LOSS PER COMMON SHARE

Basic                               $      -  $   (.21)


Average Outstanding Shares

Basic                              2,512,296    48,762



The accompanying notes are an integral part of these financial statements.

                      TRIDENT SYSTEMS INTERNATIONAL, INC.
                          (Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       Period August 25, 1980 (Date of Inception) to December 31, 2000


                                                     Capital in
                                   Common Stock      Excess of    Accumulated
                                 Shares      Amount  Par Value    Deficit

Balance August 25,
1980 (Date of Inception)              -      $   -   $     -      $     -

Issuance of common stock
for cash, less costs
at $ 133.37 - 1980 - 1981           478          -    63,750            -

Net income for the period
ended December 31, 1982               -          -         -       13,591

Issuance of common stock
for all stock of
Cherry Creek Gold
Corporation at
$ 123.43 - August 18, 1983        2,638          3   325,598            -

Net income for the year
ended December 31, 1983               -          -         -        2,764

Net loss for the year
ended December 31, 1984               -          -         -     (101,655)

Issuance of common stock
for expenses and
services at $4.00 -
January 24, 1985                    350          -     1,400            -

Net loss for the year
ended December 31, 1985               -          -         -      (64,383)

Net loss for the year
ended December 31, 1986               -          -         -     (251,126)

Issuance of common stock
for expenses and services
at $ 4.00 - November 7, 1988          9          -        35            -

Net income for the year
ended December 31, 1988               -          -         -       10,023

Issuance of common stock
for expenses and services
at $ 4.00 - November 30, 1994     3,950          4    15,796            -

Net loss for the year ended
December 31, 1994                     -          -         -      (15,800)

Issuance of common stock for
services at $ 4.00 -
March 21, 1995                    1,250          1     4,999            -

Net loss for the year
ended December 31, 1995               -          -         -       (7,560)

Issuance of shares resulting
from stock split                     16          -         -            -
Note 1

Issuance of common stock for
services
at $ 4.00 - February 18, 1998     3,500          4    13,996            -

                      TRIDENT SYSTEMS INTERNATIONAL, INC.
                         (Development Stage Company)
         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued
       Period August 25, 1980 (Date of Inception) to December 31, 2000

                                                     Capital in
                                   Common Stock      Excess of    Accumulated
                               Shares        Amount  Par Value    Deficit


Net loss for the year ended
December 31, 1998                   -            -          -    (14,000)

Issuance of common stock for
expenses and services at
$.004 - December 31, 1999   2,500,000        2,500      7,500

Contributions to capital -
expenses - 1999                     -            -        335          -

Net loss for the year ended
December 31, 1999                   -            -          -    (10,335)

Issuance of shares resulting
from stock split -
Note 1                            105            -          -          -


Balance December 31, 2000   2,512,296        2,512    433,409   (438,481)

Net loss for the year ended
December 31, 2000                   -            -          -    (13,490)


Balance December 31, 2000   2,512,296      $ 2,512  $ 433,409 $ (451,971)



The accompanying notes are an integral part of these financial statements.

                      TRIDENT SYSTEMS INTERNATIONAL, INC.
                         (Development Stage Company)
                           STATEMENT OF CASH FLOWS
              For the Years Ended December 31, 2000 and 1999 and
      the Period August 25, 1980 (Date of Inception) to December 31, 2000


                                                     August 25, 1980
                               Dec 31,     Dec 31,  (Date of Inception)
                               2000        1999      to December 31, 2000

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss                    $ (13,490)    (10,335)   $ (451,971)

Adjustments to reconcile
net loss to net cash
provided by operating
activities

Capital contributions and
stock issued for expenses
and services                        -      10,335        46,570
Changes in accounts payable    13,490           -        16,050
Loss of assets                      -           -       325,601

Net Cash Used by Operations         -           -       (63,750)

CASH FLOWS FROM INVESTING
ACTIVITIES                          -           -             -

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common
stock                               -           -        63,750

Net Increase (Decrease) in Cash     -           -             -
Cash Beginning of Period            -           -             -

Cash End of Period          $       -    $      -    $        -


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of 2,638 common shares for merger - 1983          $325,601
Issuance of 350 common shares for expenses - 1985             1,400
Issuance of 9 common shares for expenses - 1988                  35
Issuance of 3,950 common shares for expenses - 1994          15,800
Issuance of 1,250 common shares for expenses - 1995           5,000
Issuance of 3,500 common shares for expenses - 1998          14,000
Issuance of 2,500,000 common shares for expenses - 1999      10,000
Contributions to capital - expenses - 1999                      335



The accompanying notes are an integral part of these financial statements.

                      TRIDENT SYSTEMS INTERNATIONAL, INC.
                          (Development Stage Company)
                        Notes to Financial Statements


1.  ORGANIZATION

The company was incorporated under the laws of the State of Utah on August 25, 1980 with authorized capital stock of 5,000,000 shares at $0.001 par value with the name of "Business Ventures Corporation". On August 18, 1983 the Company's name was changed to "Cherry Creek Gold Corporation" in connection with a merger with a company of the same name and the authorized common stock was increased to 50,000,000 shares with the same par value. On December 30, 1994 the Company changed its name to "Toner Systems International, Inc." and on February 9, 1998 changed its domicile to the State of Nevada.

On January 25, 2001 the Company changed its name to "Trident Systems International, Inc."

On March 29, 2000 the Company filed amended articles authorizing 10,000,000 shares of preferred stock at a par value of $.001.

On March 2, 1998 the Company completed a reverse stock split of one common share for 1,000 shares of outstanding stock and on January 26, 2001 a reverse stock split of four shares for each outstanding share. This report has been prepared showing the name "Trident Systems International Inc." and after stock split shares from inception.

Since its inception the Company has been engaged in the development of mining properties and became inactive after 1988. The Company has been in the development stage since inception and has been seeking business opportunities. (see note 5)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On December 31, 2000 the Company had a net operating loss carry forward of $ 451,971. The Company has had a substantial change in its stockholders and the loss carry forward will not be available for a carryover.

                      TRIDENT SYSTEMS INTERNATIONAL, INC.
                          (Development Stage Company)
                   Notes to Financial Statements (Continued)


Basic and Diluted Net Income (Loss) Per Share

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

Financial Instruments

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

Comprehensive Income

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

3.  RELATED PARTY TRANSACTIONS

Related parties have acquired 99.7% of the outstanding common stock.

                      TRIDENT SYSTEMS INTERNATIONAL, INC.
                         (A Development Stage Company)
                  Notes to Financial Statements (Continued)


4.  GOING CONCERN

The Company has no assets to pay its liabilities and intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing which will enable the Company to continue operations into the coming year.

5.  SUBSEQUENT EVENTS

On January 24, 2001 the Company issued 3,000,000 voting, non-convertible, preferred shares for cash of $3,000,000.

On February 7, 2001 the Company acquired the controlling interest in J.B.E. Electronics, Inc. in exchange for 1,500,000 common shares of the Company and on February 24, 2001 the Company acquired the controlling interest in eKomart, Inc. The terms of the transaction included the issuance of 600,000 common shares and 1,000,000 non-convertible, voting preferred shares of the Company.

On March 19, 2001 the Company acquired the controlling interest in Futronix, Inc. The terms of the transaction included the issuance of 400,000 common shares of the Company and notes payable of $325,000 due in March through May 2001 and as part of the transaction the Company advanced cash of $600,000 to Futronix, Inc. The above transaction was more fully reported in the form 8-K filed March 21, 2001.

On March 22, 2001 the Company acquired 100% of the membership interest in Sea Hunt, LLC and Telcoenergy, LLC including its wholly owned subsidiary Telcoenergy LLC and OGC Pipelines LLC. The terms of the transaction included the issuance of 400,000 common shares of the Company and 1,500,000 voting, convertible preferred shares. The shares are subject to adjustment in the event of a change in the value of the assets acquired. The above transaction was more fully reported in form 8-K filed on March 30, 2001.

On March 15, 2001 the Company filed a registration statement on form S-8 with the intent to register and sell 1,360,000 common shares of the Company at $2.00 per share.

                                         EXHIBIT 27
                                       FINANCIAL DATA SCHEDULE


[ARTICLE] 5

[PERIOD-TYPE]           YEAR
[FISCAL-YEAR-END]   DEC-31-2000
[PERIOD-END]        DEC-31-2000
[CASH]                     0
[SECURITIES]               0
[RECEIVABLES]              0
[ALLOWANCES]               0
[INVENTORY]                0
[CURRENT-ASSETS]           0
[PP&E]                     0
[DEPRECIATION]             0
[TOTAL-ASSETS]             0
<CURRENT-
LIABILITIES>          16,050
[BONDS]                    0
[PREFERRED-MANDATORY]      0
[COMMON]               2,512
[OTHER-SE]           (18,562)
<TOTAL-LIABILITY-
AND-EQUITY>                0
[SALES]                    0
[TOTAL-REVENUES]           0
[CGS]                      0
[TOTAL-COSTS]              0
[OTHER-EXPENSES]      16,050
[LOSS-PROVISION]           0
[INTEREST-EXPENSE]         0
[INCOME-PRETAX]      (16,050)
[INCOME-TAX]               0
[INCOME-CONTINUING]        0
[DISCONTINUED]             0
[EXTRAORDINARY]            0
[CHANGES]                  0
[NET-INCOME]         (16,050)
[EPS-BASIC]            (.015)
[EPS-DILUTED]          (.015)

        39               INTENTIONALLY LEFT BLANK