Form 10-Q
period 2001-03-31
TRIDENT SYSTEMS INTERNATIONAL INC
filed 2001-05-25
CIK 1116139

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the quarter ended - March 31, 2001
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from to

                       Commission File Number 000-30769

                      TRIDENT SYSTEMS INTERNATIONAL INC.
               (Name of Small Business Issuer in its charter)

                Nevada                                87-0419231
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

   180 Newport Center Drive, Suite 100,
      Newport Beach, California                           92660
  (Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code: (949) 644-2454


                     Toner Systems International, Inc.
              4485 Abinadi Road, Salt Lake City, Utah 84107
(Former name, former address and former fiscal year if changed since last report).

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     YES [x] NO [ ]

There were 6,932,296 shares of common stock outstanding having a par value of $0.001 per share as of March 31, 2001. There were 7,000,000 shares of preferred stock, having $0.001 par value, issued and outstanding as of March 31, 2001.


                   Documents Incorporated by Reference

Certain exhibits listed in Item 6 of Part II have been incorporated by reference. An index to exhibits appears with Item 6.



THIS QUARTERLY REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD
LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS QUARTERLY REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR
CURRENT EXPECTATIONS OF THE COMPANY, WITH RESPECT TO (I) THE COMPANY'S
PRODUCT DEVELOPMENT AND FINANCING PLANS, (II) TRENDS AFFECTING THE
COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (III) THE
IMPACT OF COMPETITION AND (IV) THE EXPANSION OF CERTAIN OPERATIONS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM
THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

                       Trident Systems International, Inc.

                                Form 10-QSB

                Quarterly Report, period ended March 31, 2001.


                             Table of Contents


INDEX                                                      PAGE

PART I  Financial Information                                3

Item 1. Financial Statements:


Consolidated Balance Sheets                                  4 & 5

Consolidated Statements of Operations                        6

Consolidated Statements of Changes In Stockholders' Equity   7

Consolidated Statements of Cash Flows                        8 & 9

Item 2. Description of Business and Managements Discussion   11-26

Description of Business                                      11

Management's Discussion and Analysis of
Financial Conditions and Results of Operations.              25

Part II.  Other Information                                  27

                    TRIDENT SYSTEMS INTERNATIONAL, INC.

                    CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE QUARTER ENDED MARCH 31, 2001



Management has elected to omit substantially all of the disclosures required by generally accepted accounting principles. If the omitted disclosures were included in the financial statements, they might influence the user's conclusions about the Company's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.

                    TRIDENT SYSTEMS INTERNATIONAL, INC.

                       CONSOLIDATED BALANCE SHEETS


                                  March 31,         December 31,
                                    2001               2000

ASSETS

Cash                             $  364,152          $         -
Marketable Securities             2,200,000                    -
Reserve for Purchase
of Futronix, Inc. (1)               800,000                    -
Accounts receivable - net
allowance of $38,451 and
Factored Receivables in the
Amount of $770,301                  466,288                    -
Advances                             59,303
Inventory                         1,476,535                    -

TOTAL CURRENT ASSETS              5,366,278                    -

Real estate property
and equipment                    16,544,726                    -
Depreciation                      2,056.800                    -
Goodwill - net                      156,146                    -
Other assets                      1,683,153                    -

                                $14,957,928                    -

TOTAL ASSETS                    $20,324,206                    -

                                  March 31,         December 31,
                                    2001               2000


LIABILITIES AND STOCKHOLDERS'
EQUITY

LIABILITIES
Bank loans and Notes
Payable                         $ 1,761,292         $         -
Equipment Loans                     240,000                   -
Accounts payable                  1,496,672              16,050
Other expenses                      203,800                   -
Notes payable -
related party                       246,914                   -
Deposits by Customers               100,000                   -
TOTAL CURRENT LIABILITIES         4,048,678              16,050

Long-term debt, less
current maturities                4,262,581                   -
Purchase of
Subsidiary(1)                       800,000                   -

TOTAL LIABILITIES                 9,111,259                   -

STOCKHOLDERS' EQUITY
Common stock - authorized
50,000,000 shares;
par value $.001; issued
and outstanding,
6,932,296 and 2,512,296
shares at March 31, 2001
and December 31, 2000
respectively                          7,472               2,512
Preferred stock - authorized
10,000,000 shares; par value $.001;
issued and outstanding, 7,000,000
and 0 shares at March 31, 2001
respectively.                         7,000                   -
Additional paid-in capital       14,989,226             433,409
Accumulated deficit              (3,788,491)           (451,971)

TOTAL STOCKHOLDERS' EQUITY       11,212,947             (16,050)


                                $20,324,206          $        -

                 TRIDENT SYSTEMS INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS


                   Three Months   Three Months
                      ended          ended
                    March 31,      March 31,
                      2001           2000

SALES              $ 483,424   $       -
COST OF SALES        357,163           -

GROSS PROFIT         126,261           -
EXPENSES
Operating
Expenses            (395,141)    (13,490)

                    (268,880)    (13,490)

OTHER EXPENSES       (21,888)          -

INCOME BEFORE
INCOME TAXES        (290,768)    (13,490)

INCOME TAXES               -           -

NET INCOME (Loss) $ (290,768)  $ (13,490)

NET INCOME (Loss)
PER SHARE         $    (.039)   $  (.001)

                      TRIDENT SYSTEMS INTERNATIONAL, INC.
                         (Development Stage Company)
         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       Period August 25, 1980 (Date of Inception) to December 31, 2000

                                                     Capital in
                                   Common Stock      Excess of    Accumulated
                               Shares        Amount  Par Value    Deficit

Balance December 31, 2000   2,512,296      $ 2,512  $ 433,409 $ (451,971)

Issuance of shares for
Purchase of JBE Electronics 1,500,000        1,500    754,746   (785,163)

Issuance of shares for
Purchase of eKomart, Inc.     800,000          800  1,050,970     94,279

Issuance of shares for
Purchase of Sea Hunt/Telco    400,000          400  8,703,218   (917,209)

Issuance of shares for
Purchase of Futronix          400,000          400  3,522,883 (1,709,873)

Issuance of shares to
Consultants                 1,360,000        1,360

Preferred Shares:

Issuance of 3,000,000
Stock Purchase to Sporn                      3,000  2,997,000

Issuance of 4,000,000
Pursuant to acquisitions                     4,000

Net Loss                                                         (18,554)

Balance on March 31,       6,932,296        12,212 14,989,226 (3,788,491)
2001

Preferred Shares-7,000,000

                    TRIDENT SYSTEMS INTERNATIONAL, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                           March 31,
                                      2001          2000

CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (loss)              $  (290,890)        $(13,490)

Adjustment to reconcile
net income to net cash
provided by operating
activities                          21,909                -

Accounts receivable -
net                                 40,866                -
Accounts receivable -
factored                            11,797
Inventories                         25,915                -
Accounts payable                    12,506           13,490
Working capital
advance                             59,160                -
Other payable                      (21,059)               -

                                  (139,795)               -

CASH FLOWS FROM
INVESTING ACTIVITIES

Security deposits                   (3,877)               -
Marketable securities/
investment                      (2,969,991)               -
Acquisition of
property and equipment              (1,322)               -

                                (2,975,189)               -


CASH FLOWS FROM
FINANCING ACTIVITIES

Capital contribution                     -                -
Issuance of Preferred
Stocks                           3,000,000                -
Loans from shareholders             51,307                -
Accrued interest                      (549)               -
Payments for
equipment loans                    (15,749)               -
Payments for notes
and bank loans                     (12,205)               -

                                 3,087,804                -

                        TRIDENT SYSTEMS INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                           March 31,
                                      2001          2000




INCREASE (DECREASE)
IN CASH                            (27,181)               -

CASH BALANCE-
beginning                          391,333                -

CASH BALANCE-
3/31/01                            364,152                -

                     Notes to Financial Statements

1)	On March 19, 2001 the Company purchased Futronix, Inc. from Salient
Cybertech, Inc. for 400,000 restricted Common Shares, and $800,000 in cash. $55,000 have been released to Salient, and the remainder held in reserve, as the former owners of Futronix, Rande Newberry and Nevin Jenkins, have asserted that the transaction between Salient and the Company is void. Salient has commenced an action in the Florida Circuit Court to confirm Salient's ownership of Futronix, and the validity of the sale to Trident. Counsel has informed us that the position of Newberry and Jenkins are without merit.

Part I.  Item 2. Description of Business and Management's Discussion

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

Futronix, Inc., Sea Hunt, LLC., and J.B.E. Electronics, Inc. form the basis of the High Technology Division of the Company. The Company plans to develop this division through internal growth, and through further Acquisition.

Telcoenergy, LLC. and eKomart, Inc. form the basis of the Capital Growth Division of the Company. This division looks to traditional businesses with significant "up-side" to build a solid equity base for the Company, based on "brick and mortar" type of operations. The Company plans to develop this division through internal growth, augmented by acquisition of companies that will augment the existing operations.

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

Products and Services

FUTRONIX INC. is a high quality Electronic Contract Manufacturer (ECM) providing manufacturing, test, prototyping, and product development and support for a diverse set of market segments. Printed circuit assemblies and box build products manufactured in medium to high volume supplied to

OEM's for commercial, industrial, medical, and telecommunication applications. As an ECM, Futronix reviews our customers' product specifications and develops and implements a plan to fabricate and test the product (typically a Printed Circuit Assembly), that meets or exceeds the functional and quality specifications. This plan typically calls for continual improvement that will reduce the costs while maintaining quality. A percentage of the realized cost savings, typically 50%, are passed on to the customer.

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

Current Litigation

        On March 19, 2001, Futronix, Inc. was sold to Trident by
Salient Cybertech, Inc., subject to Board approval by the Board of Directors of each company. The transaction was valued at $8,000,000. The terms of the transaction were fully disclosed in a Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2001, and said Report is incorporated herein by reference.

The former owners of Futronix, Inc. have asserted a claim that the transaction is void as no transaction involving Futronix may take place without the approval of the former owners of Futronix, Inc., Rande Newberry and Nevin Jenkins. Newberry and Jenkins also claim that they have the right to rescind the original purchase of Futronix by Salient Cybertech, Inc., and that they have exercised that right.

Salient has advanced over $1.3 million to Futronix. The last $600,000 was advanced on March 20, 2001, on the explicit understanding that Futronix was to be sold to Trident Systems International, Inc. The former owners of Futronix explicitly waived their rights to any rescission in November, 2000.

Management feels that Newberry and Jenkins have no legal basis for their claim of rescission, and that the sale of Futronix to Trident was valid and legally enforceable.

Salient has commenced action in Florida Circuit Court for a declaratory Judgment stating that Salient owned Futronix at all material times, and the sale of Futronix was a valid sale.

Counsel has informed management that Salient should prevail in its action. This means that the sale to the Registrant is valid.

To date Trident has advanced $55,000 as against the said sale, and the shares issued to Salient are being held back pending the resolution of this matter.



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

On November 3, 1999, we purchased the assets of RTG-TPD Holding Co., LLC.
(RTG), a Colorado Limited Liability Corporation. We changed the name of the company on September 26, 2000 to eKomart, Inc. to better reflect our business. In November, 1999, we purchased the food court operation from the owners of Hans Restaurant Management LLC., and ATA Sushi & Teriyaki.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.


     The following discussion should be read in conjunction with the information contained in the Financial Statements of the Company, and the Notes thereto appearing elsewhere herein, and in conjunction with the Balance Sheet at December 31, 2000 and Income Statement for the year ended December 31, 2000 contained in the Company's Annual
Report 10-KSB, and in conjunction with the quarterly 10-QSB reports for the periods ended June 30, 2000, and September 30, 2000, incorporated herein by reference, and is qualified in its entirety by reference to such Financial Statements and Reports.


RESULTS OF OPERATIONS

A majority of the Company's revenues were derived from sales of eKomart, Inc. The remaining Subsidiaries accounted for approximately one-half of the total sales. Sales revenues are recognized when the products are shipped.

Operating revenues increased by $483,424 for the three months ended
March 31, 2001 as compared to the three months ended March 31, 2000. The increase in revenues was totally due to the purchase of subsidiaries. Revenues for Trident were $483,424 for the three months ended
March 31, 2001 compared to $0 for the three months ended March 31, 2000. Revenues reflect the purchase of JBE Electronics in January, eKomart in late February, and Futronix, Sea Hunt, and Telcoenergy in late March 2001 (see below for details of the said purchases).

Gross profit for the first quarter of 2001 increased to $126,261, as compared to $0 for three months ended March 31, 2000. The increase was due to the purchases of the subsidiaries.

General and administrative expenses were $395,141 for the three months ended March 31, 2001, compared to $13,490 for the same period in 2000. This large increase in general and administrative expenses for the period in 2001 is due totally, the acquisition of the subsidiaries.

Other expenses increased from $0 in the first quarter of 2000 to $21,888 in the first quarter of 2001 due to interest expenses.

The operating loss for the three months ended March 31, 2001 was $290,768 as compared to an operating loss for the first three months of 2000 of $13,490. The increase in the loss was due to the activities of the subsidiaries, primarily Futronix.

The net income for the three months ended March 31, 2001 was ($290,768), as compared to a net loss for the first three months of 2000 of ($13,490). The net income for the first three months of 2001 is due to a gain on the sale of Futronix of $1.66 million.

LIQUIDITY AND CAPITAL RESOURCES.

Net cash used in operating activities was $139,759 for the first three months of 2001 compared to $0 for the first three months of 2000. The increased use of cash was due to the acquisition of the subsidiaries and their impact on the financial statements.

Net cash provided by investing activities was $2,975,189 for the three months ended March 31, 2001 predominantly from the sale of preferred shares. There was no cash provided by investing activities during the first three months of 2000.

The current cash and working capital position and future income from operations will require sufficient additional capital to meet company cash and working capital needs the Company and its subsidiaries for the next year.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending or threatened litigation of a meritorious or material nature or that could result in a significant financial impact, except as disclosed herein. From time to time the Company may be involved in lawsuits in the normal course of its business, that do not have a material impact upon the Company.

The former owners of Futronix, Inc. have asserted a claim that the sale of Futronix to the Company is void as no transaction involving Futronix may take place without the approval of the former owners of Futronix, Inc., Rande Newberry and Nevin Jenkins. Newberry and Jenkins also claim that they have the right to rescind the original purchase of Futronix by Salient Cybertech, Inc., and that they have excised that right.

Salient has advanced over $1.3 million to Futronix. The last $600,000 was advanced on March 20, 2001, on the explicit understanding that Futronix, Inc. was to be sold to Trident Systems International, Inc. The former owners of Futronix explicitly waived their rights to any rescission in November, 2000.

Management feels that Newberry and Jenkins have no legal basis for their claim of rescission, and that the sale of Futronix was valid and legally enforceable.

Salient has commenced action in Florida Circuit Court for a declaratory Judgment stating that Salient owned Futronix at all material times, and the sale of Futronix to Trident was a valid sale.

Counsel has informed management that Salient should prevail in its action. This means that the sale to Trident is valid.

To date Trident has advanced $55,000 as against the said sale, and the shares issued to Salient are being held back pending the resolution of this matter.


Item 2. Changes in Securities.

None.

Item 3. Defaults.

None.

Item 4. Submission Of Matters To A Vote Of Security Holders.

NONE.

Item 5. Other Information.

On January 24, 2001, Alan Sporn purchased 3,000,000 voting non-convertible Preferred Shares of the Company for $3,000,000. On the same date the officers and directors of the Company resigned, in favor of Alan Sporn, who is currently the sole director and officer of the Company.

On February 7, 2001, the transaction with JBE Electronics, Inc. closed, with Trident acquiring all outstanding shares in JBE for the following consideration:

The shareholders of JBE received 1,500,000 shares in the Common Stock of the Registrant. Of the said shares 9% was issued to John Kwak, who remains as President and CEO of JBE, and 9% was issued to Daniel Ryu. The remainder was distributed to the other 10 shareholders of JBE, none of whom own over 4% of the outstanding Common Shares of the Registrant, all shares non-dilutable for 90 days. Mr. Kwak and Mr. Ryu each received 1,500,000 voting non-convertible Preferred Shares.

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

2)   $150,000 are to be paid by Registrant to Salient on or before March
26, 2001.

3) $75,000 are to be paid to Salient in bi-weekly increments for the next 12 weeks following the initial payment.

4) A further two installments of $100,000 are to be paid to Salient on or before each of May 15, 2001 and May 30, 2001.

5) In the event any payment is not made on time, and the default is not cured within 10 days of the date such payment is due, Salient may rescind the contract and keep 100% of all monies it has received prior to the date of such rescission as liquidated damages. In the event Salient rescinds the agreement, all shares given by each party to the other will be returned. In the event that Salient chooses to rescind the agreement, these provisions shall be Salient's sole remedy.

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

8) Registrant agreed to assign all accounts receivable of Futronix to Salient until all amounts due to Salient as specified in the agreement were paid in full. Further, until all payments due Salient are paid in full, Trident may not sell, hypothecate, or otherwise encumber any of the assets of Futronix in any manner whatsoever, except with the explicit written consent of the Salient. As well, Trident may not sell, hypothecate, or otherwise encumber any purchase order of Futronix, except with the explicit written consent of Salient until all sums due to Salient have been paid in full.

On March 9, 2001, the Company commenced negotiations with Venture
Planning, Inc. (Venture Planning), with a view of acquiring 100% of the membership interest in Sea Hunt, LLC. and a 100% interest in Telcoenergy, LLC, including its wholly owned subsidiary, OGC
Pipelines, LLC. It was agreed that until a deal was struck, all negotiations would remain confidential, as any news released might effect the market for the shares of the Registrant in a manner that might be detrimental to the shareholders of the Registrant should the proposed purchase not be consummated.

On March 22, 2001, 100% of the membership interest in Sea Hunt, LLC. and a 100% interest in Telcoenergy, LLC, including its wholly owned subsidiary OGC Pipelines, LLC was purchased by the Registrant, subject to Board approval by the Board of Directors of each company, for the sum of $6,842,400. The terms of the transaction were as follows:

1)   Consideration for the purchased assets was 400,000 restricted
Common Shares of the Registrant's Common Stock, and 1,500,000 voting convertible Preferred Shares valued at $1.00 each. The Common Shares will be restricted and legend bearing subject to Rule 144 (k), starting as of 03-22-01. During this restricted period, if and when the value of the initial 400,000 Common Shares is less than the value of the acquired assets listed below during a consecutive period of more than 90 days, an appropriate number of the Preferred Shares may be surrendered and exchanged for Common Shares, at a share price equal to the average stock price of the five prior days of trading, to insure that the combined value of the initial 400,000 Common Shares and the number of Preferred Shares exchanged for Common Shares is not less than the value of the assets listed below. 50% of any treasure recovered from the Juno would revert to Venture Planning.

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

The Registrant has a period of 30 days from the execution date of the agreement to finalize due diligence on SEA HUNT, LLC., including all corporate and other pertinent documentation reasonably required by the Registrant.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(13) Incorporated by reference:
Quarterly and annual Reports on Form 10-QSB and 10-SB12G, respectively, as filed with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934.


(b) Reports on Form 8-K

    1. Form 8-K filed with the Securities and Exchange Commission on January 26, 2001 regarding Change in Control, Purchase of JBE, 1 for 4 reverse split, and Change of Name.

    2. Form 8-K/A filed with the Securities and Exchange Commission on February 27, 2001 regarding the Acquisition of eKomart.

    3. Form 8-K filed with the Securities and Exchange Commission on March 21, 2001, regarding the Purchase of Futronix.

    4. Report on Form 8-K filed on March 30, 2001 reporting the Purchase of Sea Hunt and Telcoenergy.

    5. Report on Form 8-K, reporting the legal action between Salient Cybertech, Inc. and Futronix, regarding the sale of Futronix to Trident Systems International, Inc., filed on May 15, 2001.


(c) Other Filings Incorporated by Reference.

   1. Form 10-SB12G, filed on June 8, 2000 registering the common shares and preferred shares of Toner Systems International, Inc. (the previous name of Trident).

   2. Form 10-SB12G/A, filed on July 7, 2000, updating the information in the original Form 10-SB12G filed on June 8, 2000.

                               Signatures

   In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Trident Systems International, Inc.

Dated:  May 21, 2001
                                              By: /s/Alan R. Sporn
                                              Alan R. Sporn
                                              President and CEO