Form 10-Q/A
period 2001-03-31
TRIDENT SYSTEMS INTERNATIONAL INC
filed 2001-06-08
CIK 1116139

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

                    TRIDENT SYSTEMS INTERNATIONAL, INC.

                    CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE QUARTER ENDED MARCH 31, 2001

                    TRIDENT SYSTEMS INTERNATIONAL, INC.

                       CONSOLIDATED BALANCE SHEETS


                                  March 31,         December 31,
                                    2001               2000

ASSETS

Cash                             $  364,152          $         -
Marketable Securities             2,200,000                    -
Reserve for Purchase
of Futronix, Inc. (1)               800,000                    -
Accounts receivable - net
allowance of $38,451 and
Factored Receivables in the
Amount of $770,301                  466,288                    -
Advances                             59,303
Inventory                         1,476,535                    -

TOTAL CURRENT ASSETS              5,366,278                    -

Real estate property
and equipment                    16,544,726                    -
Depreciation                     (2,056,800)                   -
Goodwill - net                      156,146                    -
Other assets                        315,576                    -

                                $14,959,648                    -

TOTAL ASSETS                    $20,325,926                    -

                                  March 31,         December 31,
                                    2001               2000


LIABILITIES AND STOCKHOLDERS'
EQUITY

LIABILITIES
Bank loans and Notes
Payable                         $ 1,761,292         $         -
Equipment Loans                     240,000                   -
Accounts payable                  1,496,672              16,050
Other expenses                      203,760                   -
Notes payable -
related party                       246,914                   -
Deposits by Customers               100,000                   -
TOTAL CURRENT LIABILITIES         4,048,638              16,050

Long-term debt, less
current maturities                4,262,581                   -
Purchase of
Subsidiary(1)                       800,000                   -

TOTAL LIABILITIES                 9,111,219              16,050

STOCKHOLDERS' EQUITY
Common stock - authorized
50,000,000 shares;
par value $.001; issued
and outstanding,
6,972,296 and 2,512,296
shares at March 31, 2001
and December 31, 2000
respectively                          6,972               2,512
Preferred stock - authorized
10,000,000 shares; par value $.001;
issued and outstanding, 7,000,000
and 0 shares at March 31, 2001
and December 31, 2000
respectively.                         7,000                   -
Additional paid-in capital       14,989,226             433,409
Accumulated deficit              (3,788,491)           (451,971)

TOTAL STOCKHOLDERS' EQUITY       11,212,707             (16,050)


                                $20,325,926          $        -

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

                                                     Capital in
                                   Common Stock      Excess of    Accumulated
                               Shares        Amount  Par Value    Deficit

Balance December 31, 2000   2,512,296      $ 2,512  $ 433,409 $ (451,971)

Issuance of shares for
Purchase of JBE Electronics 1,500,000        1,500    754,746   (785,163)

Issuance of shares for
Purchase of eKomart, Inc.     800,000          800  1,050,970     94,279

Issuance of shares for
Purchase of Sea Hunt/Telco    400,000          400  6,230,218   (644,995)

Issuance of shares for
Purchase of Futronix          400,000          400  3,522,883 (1,709,873)

Issuance of shares to
Consultants                 1,360,000        1,360

                                             6,972

                                Preferred Stock:

Issuance of 3,000,000
Stock Purchase to Sporn                      3,000  2,997,000

Issuance of 4,000,000
Pursuant to acquisitions                     4,000

                                             7,000

Net Loss                                                         (290,768)

Balance on March 31,       6,932,296               14,989,226  (3,788,491)
2001

Preferred Shares-          7,000,000

                    TRIDENT SYSTEMS INTERNATIONAL, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                           March 31,
                                      2001          2000

CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (loss)              $  (290,768)        $(13,490)

Adjustment to reconcile
net income to net cash
provided by operating
activities                          21,909                -

Accounts receivable -
net                                 40,866                -
Accounts receivable -
factored                            11,797
Inventories                         25,915                -
Accounts payable                    12,385           13,490
Working capital
advance                             59,160                -
Other payable                      (21,059)               -

                                  (139,795)               -

CASH FLOWS FROM
INVESTING ACTIVITIES

Security deposits                   (3,877)               -
Marketable securities/
investment                      (2,969,991)               -
Acquisition of
property and equipment              (1,322)               -

                                (2,975,190)               -


CASH FLOWS FROM
FINANCING ACTIVITIES

Capital contribution                     -                -
Issuance of Preferred
Stocks                           3,000,000                -
Loans to shareholders              116,307                -
Accrued interest                      (549)               -
Payments for
equipment loans                    (15,749)               -
Payments for notes
and bank loans                     (12,205)               -

                                 3,087,804                -

                        TRIDENT SYSTEMS INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                           March 31,
                                      2001          2000


INCREASE (DECREASE)
IN CASH                            (27,181)               -

CASH BALANCE-
beginning                          391,333                -

CASH BALANCE-
3/31/01                            364,152                -

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