Form 10-Q
period 2001-06-30
TRIDENT SYSTEMS INTERNATIONAL INC
filed 2001-08-21
CIK 1116139

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the quarter ended - June 30, 2001
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from to

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

There were 7,472,296 shares of common stock outstanding having a par value of $0.001 per share as of June 30, 2001. There were 7,000,000 shares of preferred stock, having $0.001 par value, issued and outstanding as of June 30, 2001.

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

                       Trident Systems International, Inc.

                                Form 10-QSB

                Quarterly Report, period ended June 30, 2001.


                             Table of Contents


INDEX                                                      PAGE

PART I  Financial Information                                3

Item 1. Financial Statements:

Consolidated Balance Sheets                                  4 & 5

Consolidated Statements of Operations                        6

Consolidated Statements of Changes In Stockholders' Equity   7

Consolidated Statements of Cash Flows                        8 & 9

Item 2. Description of Business and Managements Discussion   11-16

Description of Business                                      11

Management's Discussion and Analysis of
Financial Conditions and Results of Operations.              15

Part II.  Other Information                                  17

                    TRIDENT SYSTEMS INTERNATIONAL, INC.

                    CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE QUARTER ENDED JUNE 30, 2001

                    TRIDENT SYSTEMS INTERNATIONAL, INC.

                       CONSOLIDATED BALANCE SHEETS


                                  June 30,         December 31,
                                    2001               2000

ASSETS

Cash                             $    7,208          $         -
Marketable Securities             2,200,000                    -
Reserve for Purchase
of Futronix, Inc. (1)               800,000                    -
Accounts receivable - net           142,440
Inventory                           243,834                    -

TOTAL CURRENT ASSETS              3,393,482                    -

Property and equipment,                                        -
net of accumulated
depreciation                         85,869                    -
Other assets                          3,198                    -
Investment in Sea Hunt, LLC.,
and Telcoenergy, LLC.             8,383,208                    -

                                  8,472,275

TOTAL ASSETS                    $11,865,757                    -

                                  June 30,         December 31,
                                    2001               2000


LIABILITIES AND STOCKHOLDERS'EQUITY

LIABILITIES
Accounts payable                    426,812              16,050
Notes payable -
related party                       322,179                   -
Deposits by Customers                57,825                   -
TOTAL CURRENT LIABILITIES           806,816              16,050

Long-term debt, less
current maturities                  246,905                   -
Shareholders' Loan                   38,563

                                    285,468

TOTAL LIABILITIES                 1,092,284              16,050

STOCKHOLDERS' EQUITY
Common stock - authorized
50,000,000 shares;
par value $.001; issued
and outstanding,
7,472,296 and 2,512,296
shares at June 30, 2001
and December 31, 2000
respectively                          7,472               2,512
Preferred stock - authorized
10,000,000 shares; par value $.001;
issued and outstanding, 7,000,000
and 0 shares at June 30, 2001
and December 31, 2000
respectively.                         7,000                   -
Additional paid-in capital        3,788,562             433,409
Accumulated deficit              (1,412,369)           (451,971)
Investment in Sea Hunt, LLC.,
and Telcoenergy, LLC.             8,382,808
TOTAL STOCKHOLDERS' EQUITY       10,773,473             (16,050)


                                 11,865,727         $        -

                 TRIDENT SYSTEMS INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS


                   Three Months   Three Months
                      ended          ended
                     June 30,       June 30,
                      2001           2000

SALES              $ 109,809   $       -
COST OF SALES        132,477           -

GROSS PROFIT         (22,668)          -

EXPENSES
Operating
Expenses            (140,109)    (13,490)

                    (162,777)    (13,490)

OTHER EXPENSES       (12,458)          -

INCOME BEFORE
INCOME TAXES        (175,235)    (13,490)

INCOME TAXES               -           -

NET INCOME (Loss) $ (175,235)  $ (13,490)

NET INCOME (Loss)
PER SHARE         $    (.023)   $  (.001)

                      TRIDENT SYSTEMS INTERNATIONAL, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     PERIOD: QUARTER ENDING JUNE 30, 2001

                                                     Capital in
                                   Common Stock      Excess of    Accumulated
                               Shares        Amount  Par Value    Deficit

Balance March 31, 2001      6,972,296      $ 6,972 $  791,562 $(1,237,134)

Issuance of shares to
Officer                       500,000          500

TOTAL                       7,472,296        7,472


                                Preferred Stock:

Issuance of 3,000,000
Shares to Sporn                              3,000  2,997,000

Issuance of 4,000,000
Shares pursuant to acquisitions              4,000

                                             7,000

Net Loss                                                         (175,235)

Balance at June 30, 2001  7,472,296                 3,788,562  (1,412,369)

Preferred Shares-         7,000,000

Investment in Sea Hunt, LLC.,
and Telcoenergy, LLC.

Balance at March 31, 2001              8,530,343

Profit (Loss)                           (147,535)

Balance at June 30, 2001               8,382,808

                    TRIDENT SYSTEMS INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                           June 30,
                                      2001          2000

CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (Loss)              $  (175,235)        $(13,490)

Adjustment to reconcile
net income to net cash
provided by operating
activities:

Accounts receivable - trade
net                                 1,959                -
Accounts receivable -
Other                                (374)
Inventories                        91,245                -
Accounts payable                    6,184           13,490
Other payable                     (11,100)               -
Depreciation                        1,156                -
                                   89,070                -


CASH FLOWS FROM
FINANCING ACTIVITIES

Loans from shareholders           90,101                -
Payments for notes
and bank loans                    (1,935)               -

                                  88,166                -

                        TRIDENT SYSTEMS INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                           March 31,
                                      2001          2000


INCREASE (DECREASE)
IN CASH                            2,001               -

CASH BALANCE-
beginning                          5,207               -

CASH BALANCE-
3/31/01                            7,208               -

                     Notes to Financial Statements

1) On March 19, 2001 the Company purchased Futronix, Inc. from Salient Cybertech, Inc. for 400,000 restricted Common Shares, and $800,000 in cash. $55,000 have been released to Salient, and the remainder held in reserve, as the former owners of Futronix, Rande Newberry and Nevin Jenkins, have asserted that the transaction between Salient and the Company is void. Salient has commenced an action in the Florida Circuit Court to confirm Salient's ownership of Futronix, and the validity of the sale to Trident. Counsel has informed us that the position of Newberry and Jenkins are without merit. However, as this is a contentious matter, no effect to the transaction is given in these Financial statements.

2) Where the purchase of eKomart has been rescinded, no effect of the operations of eKomart is reflected in these financial statements.

Part I.  Item 2. Description of Business and Management's Discussion

Background

History and Organization

Trident Systems International, Inc. (the "Company") was incorporated under the laws of the State of Utah on August 25, 1980 under the name of Business Ventures Corporation ("Ventures"), for the primary purpose of developing mining properties and exploration for oil and gas.

In August, 1983, Ventures merged with Cherry Creek Gold Corporation and changed its name to Cherry Creek Gold Corporation (Cherry Creek). Cherry Creek owned various mining claims and did exploration and evaluation work on their claims.

In 1994 Company underwent a name change to Toner Systems International Inc. (Toner), and attempted to enter the toner cartridge industry, which was subsequently abandoned.

On August 18, 1997 the shareholders of the Company authorized a change of domicile of the Company to the State of Nevada by means of merger with and into a Nevada corporation formed by the Company for this purpose.

In January, 2001, the Company changed its name to Trident Systems
International, Inc.

The Company, from January 24, 2001 to date purchased JBE Electronics,
Inc., eKomart, Inc., Futronix, Inc., Sea Hunt, LLC., Telcoenergy, LLC., and Satellite Marine Services, Inc.

It was the intention of the Company to develop by acquisition a high technology division as well as a division to acquire and grow traditional "brick and mortar" type operations. The Company intended to use its shares as currency for both acquisition and funding of the acquired businesses. While certain of the acquisitions, namely Sea Hunt, LLC., and Telcoenergy, LLC. have, in the opinion of management, been successful, various problems have arisen as to the other acquisitions. Because of misrepresentation and omissions of material facts by management or affiliates of Satellite Marine, the acquisition has been rescinded by the Company and all shares issued in connection therewith have been cancelled. With respect to the eKomart, Inc. transactions, significant differences have arisen between the parties and the acquisition has been rescinded. As to the Futronix, Inc. and JBE Electronics, Inc. acquisitions, various disputes have arisen between the parties, the resolution of which has not been determined.
With respect to the financial statements presented herein, no inclusion has been made for eKomart, Inc., or Satellite Marine, both of which have been rescinded. In addition, the financial statements for Futronix are not included as they have not been made available to the Company.

Management has also expressed a concern that the price of its stock has been adversely affected by significant and possibly unlawful short sales. Management is seeking to identify the short sellers and will consider appropriate action against them.

COMPANY'S SUBSIDIARIES:

                                 FUTRONIX, INC.

FUTRONIX, INC., a Florida Corporation, was incorporated in March of 1988.

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

To date Trident has advanced $55,000 as against the said sale, and the shares issued to Salient are being held by the Company pending the resolution of this matter.



                              JBE ELECTRONICS, INC.

JBE Electronics, Inc. ("JBE"), was purchased by the Company on February 7,
2001.

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

Various disputes have arisen between the management of the Company and JBE Electronics, Inc. relating to representations made in the acquisition agreement and certain funding obligations of the Company. While both parties seek the amicable resolution of their differences, there is no assurance that the differences will be resolved.



                               SEA HUNT, LLC.

Sea Hunt, LLC, an Oklahoma limited liability company, was formed in September of 2000 for the purpose of owning 50% of Sea Hunt, Inc., which was incorporated in 1996. Sea Hunt, Inc. was granted two permits from the Commonwealth of Virginia to seek out and salvage sunken shipwrecks within its territorial waters. Sea Hunt located approximately twelve wrecks within such waters, two of which are believed to be the Spanish "galleons" named the Juno and the La Galga.


                                TELCOENERGY LLC.

Telcoenergy, LLC. was formed in 2000 in the state of Oklahoma.
The company owns, maintains and leases gas pipeline easements, primarily in the State of Oklahoma.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

     The following discussion should be read in conjunction with the information contained in the Financial Statements of the Company, and the Notes thereto appearing elsewhere herein, and in conjunction with the Balance Sheet at December 31, 2000 and Income Statement for the year ended December 31, 2000 contained in the Company's Annual Report 10-KSB.


RESULTS OF OPERATIONS

The Financial Statements reflect the purchase of JBE Electronics in February, 2001, eKomart in late February, 2001, and Sea Hunt, and Telcoenergy in late March, 2001.

The purchase of eKomart has been rescinded and no effect is given to the eKomart operations. As the purchase of Futronix is currently a matter in litigation, no effect is given to its operations in the financial statements. Satellite Marine was purchased subsequent to the end of the reported quarter, and was immediately rescinded as that company totally failed in providing the consideration for the transaction. As a result, no effect or impact of the purchase is presented in the financial statements.

Operating revenues increased by $109,809 for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The increase in revenues was totally due to the purchase of subsidiaries. Revenues for Trident were $109,809 for the three months ended
June 30, 2001 compared to $0 for the three months ended June 30, 2000.

Gross profit for the second quarter of 2001 were ($22,668), as compared to $0 for three months ended June 30, 2000. The decrease was due to the purchases of the subsidiaries, and production of samples.

General and administrative expenses were $140,109 for the three months ended June 30, 2001, compared to $13,490 for the same period in 2000. This large increase in general and administrative expenses for the period in 2001 is due totally, the acquisition of the subsidiaries.

Other expenses increased from $0 in the second quarter of 2000 to $12,458 in the second quarter of 2001 due to interest expenses.

The operating loss for the three months ended June 30, 2001 was ($175,235) as compared to an operating loss for the second quarter of 2000 of $13,490. The increase in the loss was due to the activities of the subsidiaries.

The net income for the three months ended June 30, 2001 was ($175,235), as compared to a net loss for the second quarter of 2000 of ($13,490). This was due to the acquisition of the subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES.

UPDATE

Net cash used in operating activities was $86,165 for the second quarter of 2001 compared to $0 for the same period in 2000. The increased use of cash was due to the acquisition of the subsidiaries and their impact on the financial statements.

Net cash provided by financing activities was $88,166 for the three months ended June 30, 2001 predominantly from shareholder loans. There was no cash provided by financing activities during the second quarter of 2000.

The current cash and working capital position and future income from operations will require sufficient additional capital to meet company's cash and working capital needs for the next year.

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

None.

Item 3. Defaults.

None.

Item 4. Submission Of Matters To A Vote Of Security Holders.

NONE.

Item 5. Other Information.

On April 27, 2001, the Company entered into a purchase and sale agreement to purchase Satellite Marine Services, Inc. The transaction involved Satellite Marine having $750,000 in its accounts. Satellite Marine did not have the requisite funds, and, despite numerous representations by the management that the funds were indeed a real asset of Satellite Marine's, no evidence of the funds were ever forthcoming. As a result, the purchase was rescinded.

On August `4, 2001, the purchase of eKomart, Inc., was rescinded by the Company as a result of significant differences that have arisen between the parties due to representations made by eKomart's management and lack of funding as a result of the short sales that have been suffered by the Company.

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

                                    Trident Systems International, Inc.

Dated:  August 22, 2001
                                              By: /s/Alan R. Sporn
                                              Alan R. Sporn
                                              President and CEO