Form 10QSB
period 2001-09-30
TRIDENT SYSTEMS INTERNATIONAL INC
filed 2001-11-21
CIK 1116139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarter ended - September 30, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission File Number 000-30769

                       TRIDENT SYSTEMS INTERNATIONAL INC.
                 (Name of Small Business Issuer in its charter)

              Nevada                                   87-0419231
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)

180 Newport Center Drive, Suite 100, Newport Beach, California          92660
            (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (949) 644-2454

                                       N/A
         (Former name, former address and former fiscal year if changed since last report).

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

There were 7,472,296 shares of common stock outstanding having a par value of $0.001 per share as of September 30, 2001. There were 7,000,000 shares of preferred stock, having $0.001 par value, issued and outstanding as of September 30, 2001.

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

                       Trident Systems International, Inc.

                                   Form 10-QSB

               Quarterly Report, period ended September 30, 2001.


                                Table of Contents

INDEX                                                                                                    PAGE
                                                                                                         ----

PART I  Financial Information ............................................................................3

Item 1. Financial Statements:

     Consolidated Balance Sheets..........................................................................3

     Consolidated Statements of Operations................................................................4

     Consolidated Statements of Changes In Stockholders' Equity...........................................5

     Consolidated Statements of Cash Flows................................................................6 & 7

Item 2. Description of Business and Managements Discussion................................................8

     Description of Business..............................................................................8

     Management's Discussion and Analysis of
     Financial Conditions and Results of Operations.......................................................10

Part II.  Other Information...............................................................................11

                       TRIDENT SYSTEMS INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                              September 30,       December 31,
                                                                                  2001                2000
                                                                                  ----                ----
ASSETS

Cash                                                                           $     7,208       $        --
Marketable Securities                                                            1,199,975                --
Reserve for Purchase
  of Futronix, Inc. (1)                                                            800,000                --
Accounts receivable - net                                                          142,440
Inventory                                                                          243,834                --
                                                                               -----------       -----------
TOTAL CURRENT ASSETS                                                           $ 2,393,457                --

Property and equipment,-
  net of accumulated depreciation                                                   85,869                --
Other assets                                                                         3,198                --
Investment in SeaHunt, LLC.,
  and Telcoenergy, LLC                                                           8,383,208                --
                                                                               -----------       -----------
                                                                                 8,472,275                --
                                                                               -----------       -----------
TOTAL ASSETS                                                                   $10,865,732                --


                                                                            September 30,         December 31,
                                                                                2001                 2000
                                                                                ----                 ----
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable                                                                   426,812            16,050
Notes payable -  related party                                                     322,179                --
Deposits by Customers                                                               57,825                --
TOTAL CURRENT LIABILITIES                                                          806,816            16,050

Long-term debt, less
  current maturities                                                               246,905                --
Shareholders' Loan                                                                  38,563           285,468
TOTAL LIABILITIES                                                                1,092,284            16,050

STOCKHOLDERS' EQUITY

Common stock - authorized 50,000,000 shares;
  par value $.001; issued and outstanding,
  7,472,296 and 2,512,296 shares at
  September 30, 2001 and
  December 31, 2000 respectively                                                     7,472             2,512
Preferred stock - authorized
  10,000,000 shares; par value $.001;
  issued and outstanding, 7,000,000
  and 0 shares at September 30, 2001
  and December 31, 2000 respectively                                                 7,000                --
Additional paid-in capital                                                       3,788,562           433,409
Accumulated deficit                                                             (2,195,929)         (451,971)
Investment in Sea Hunt, LLC.,
   and Telcoenergy, LLC                                                          8,382,808
                                                                               -----------       -----------

TOTAL STOCKHOLDERS' EQUITY                                                     $10,865,732           (16,050)

                                       3

                       TRIDENT SYSTEMS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           Nine Months          Nine Months
                                                                              ended                ended
                                                                         September 30,         September 30,
                                                                              2001                 2000
                                                                              ----                 ----
SALES                                                                       $ 109,809            $      --

COST OF SALES                                                                 132,477                   --

GROSS PROFIT                                                                  (22,668)                  --

EXPENSES
Operating Expenses                                                           (140,109)                  --

NET LOSS                                                                     (162,777)                  --

OTHER EXPENSES                                                                (12,458)                  --

INCOME BEFORE INCOME TAXES                                                   (175,235)                  --

INCOME TAXES                                                                       --                   --

NET INCOME (Loss)                                                           $(175,235)           $      --

NET INCOME (Loss) PER SHARE                                                 $   (.023)           $      --

                       TRIDENT SYSTEMS INTERNATIONAL, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    Period: Quarter Ending September 30, 2001

                                            Capital in
                                           Common Stock       Excess of         Accumulated
                                              Shares           Amount            Par Value        Deficit
                                              ------           ------            ---------        -------
Balance September 31, 2001                    6,972,296     $     6,972         $  791,562        (1,237,134)

Issuance of shares to
Officer                                         500,000             500

TOTAL                                         7,472,296           7,472

Preferred Stock:

Issuance of 3,000,000
Shares to Sporn                                   3,000       2,997,000

Issuance of 4,000,000
Shares pursuant to acquisitions                   4,000                                                7,000

Net Loss                                       (175,235)

Balance at September 30, 2001                 7,472,296                          3,788,562        (1,412,369)

Preferred Shares-                             7,000,000

Investment in Sea Hunt, LLC.,
  and Telcoenergy, LLC.:

Balance at March 31, 2001                     8,530,343

Profit (Loss)                                  (147,535)

Balance at September 30, 2001                 8,382,808

                       TRIDENT SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       September 30,
                                                                                2001                  2000
                                                                                ----                  ----
CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (Loss)                                                            $  (175,235)            $    --

Adjustment to reconcile net income to net cash provided by operating activities:

Accounts receivable - trade net                                                    1,959                  --
Accounts receivable -
Other                                                                               (374)
Inventories                                                                       91,245                  --
Accounts payable                                                                   6,184                  --
Other payable                                                                    (11,100)                 --
Depreciation                                                                       1,156                  --

                                                                                  89,070                  --

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from shareholders                                                           90,101                  --
Payments for notes
and bank loans                                                                    (1,935)                 --

                                                                                  88,166                  --

                       TRIDENT SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        September 30,
                                                                                2001                  2000
                                                                                ----                  ----
INCREASE (DECREASE) IN CASH                                                     2,001                   --

CASH BALANCE-beginning                                                          5,207                   --

CASH BALANCE- 3/31/01                                                           7,208                   --


                          Notes to Financial Statements

1. On March 19, 2001 the Company purchased Futronix, Inc. from Salient Cybertech, Inc. for 400,000 restricted Common Shares, and $800,000 in cash. $55,000 have been released to Salient, and the remainder held in reserve, as the former owners of Futronix, Rande Newberry and Nevin Jenkins, have asserted that the transaction between Salient and the Company is void. Salient has commenced an action in the Florida Circuit Court to confirm Salient's ownership of Futronix, and the validity of the sale to Trident. Counsel has informed us that the position of Newberry and Jenkins are without merit. While no effect to the transaction is given in these Financial statements, the principals of Futronix and Trident are seeking to resolve this matter.

2. Where the purchase of eKomart and JBE Electronics has been rescinded, no effect of the operations of eKomart or JBE Electronics is reflected in these financial statements.

3. These interim financial statements have not been reviewed by Trident's independent accountants.

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

In January, 2001, the Company changed its name to Trident Systems International, Inc.

The Company, from January 24, 2001 to date purchased J.B.E. Electronics, Inc., eKomart, Inc., Futronix, Inc., Sea Hunt, LLC., Telcoenergy, LLC., and Satellite Marine Services, Inc.

It was the intention of the Company to develop by acquisition a high technology division as well as a division to acquire and grow traditional "brick and mortar" type operations. The Company intended to use its shares as currency for both acquisition and funding of the acquired businesses. While certain of the acquisitions, namely Sea Hunt, LLC., and Telcoenergy, LLC. have, in the opinion of management, been successful, various problems have arisen as to the other acquisitions. Because of misrepresentation and omissions of material facts by management or affiliates of Satellite Marine, the acquisition has been rescinded by the Company and all shares issued in connection therewith have been cancelled. With respect to the eKomart, Inc. transactions, significant differences have arisen between the parties and the acquisition has been rescinded. As to the Futronix, Inc., various disputes have arisen between the parties, the resolution of which has not been determined. With respect to the financial statements presented herein, no inclusion has been made for Futronix, Inc., eKomart, Inc., or Satellite Marine. In addition, the JBE acquisition has also been terminated and financial statements are not included.

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

RESULTS OF OPERATIONS

The Financial Statements reflect the purchase of JBE Electronics in February, 2001, eKomart in late February, 2001, and Futronix, Sea Hunt, and Telcoenergy in late March 2001.

The purchase of eKomart and JBE Electronics has been rescinded and no effect is given to the eKomart operations. As the purchase of Futronix is currently a matter in litigation, no effect is given to its operations in the financial statements. Satellite Marine was purchased subsequent to the end of the reported quarter, and was immediately rescinded as that company totally failed in providing the consideration for the transaction. As a result, no effect or impact of the purchase is presented in the financial statements.

Operating revenues increased by $109,809 for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase in revenues was totally due to the purchase of subsidiaries. Revenues for Trident were $109,809 for the nine months ended September 30, 2001 compared to $0 for the nine months ended September 30, 2000.

Gross profit for the third quarter of 2001 were ($22,668), as compared to $0 for nine months ended September 30, 2000. The decrease was due to the purchases of the subsidiaries, and production of samples.

General and administrative expenses were $140,109 for the nine months ended September 30, 2001, compared to $13,490 for the same period in 2000. This large increase in general and administrative expenses for the period in 2001 is due totally, the acquisition of the subsidiaries.

Other expenses increased from $0 in the second quarter of 2000 to $12,458 in the third quarter of 2001 due to interest expenses.

The operating loss for the nine months ended September 30, 2001 was ($175,235) as compared to an operating loss for the second quarter of 2000 of $13,490. The increase in the loss was due to the activities of the subsidiaries.

The net income for the nine months ended September 30, 2001 was ($175,235), as compared to a net loss for the third quarter of 2000 of ($13,490). This was due to the acquisition of the subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES.

UPDATE

Net cash used in operating activities was $86,165 for the first nine months of 2001 compared to $0 for the same period in 2000. The increased use of cash was due to the acquisition of the subsidiaries and their impact on the financial statements.

Net cash provided by financing activities was $88,166 for the nine months ended September 30, 2001 predominantly from shareholder loans. There was no cash provided by financing activities during the second quarter of 2000.

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

None.

Item 3. Defaults.

None.

Item 4. Submission Of Matters To A Vote Of Security Holders.

NONE.

Item 5. Other Information.

On April 27, 2001, the Company entered into a purchase and sale agreement to purchase Satellite Marine Services, Inc. The transaction involved Satellite Marine having $2,000,000 in its accounts. Satellite Marine did not have the requisite funds, and, despite numerous representations by the management that the funds were indeed a real asset of Satellite Marine's, no evidence of the funds were ever forthcoming. As a result, the purchase was rescinded and the matter has been referred to the U.S. Attorneys office for investigation.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         (13) Incorporated by reference: Quarterly and annual Reports on Form 10-QSB and 10-SB12G, respectively, as filed with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934.

(b)      Reports on Form 8-K

         1. Report on Form 8-K, reporting other material events filed on October 10, 2001.

(c)      Other Filings Incorporated by Reference.

         1. Form 10-SB12G, filed on September 8, 2000 registering the common shares and preferred shares of Toner Systems International, Inc. (the previous name of Trident).

         2. Form 10-SB12G/A, filed on July 7, 2000, updating the information in the original Form 10-SB12G filed on September 8, 2000.

                                   Signatures

         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Trident Systems International, Inc.

Dated: November 21, 2001
                                         By: /s/ Alan R. Sporn
                                             -------------------------------
                                             Alan R. Sporn
                                             President and CEO