Form 10-Q/A
period 2001-09-30
TRIDENT SYSTEMS INTERNATIONAL INC
filed 2001-12-14
CIK 1116139

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

There were 7,270,867 shares of common stock outstanding having a par value of $0.001 per share as of September 30, 2001. There were 4,000,000 shares of preferred stock, having $0.001 par value, issued and outstanding as of September 30, 2001.

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

                       Trident Systems International, Inc.

                                   Form 10-QSB/A

               Quarterly Report, period ended September 30, 2001.


                                Table of Contents

INDEX                                                             PAGE


PART I  Financial Information ......................................3

Item 1. Financial Statements:

     Consolidated Balance Sheets....................................3

     Consolidated Statements of Operations..........................4

     Consolidated Statements of Changes
     In Stockholders' Equity........................................5

     Consolidated Statements of Cash Flows..........................6 & 7

Item 2. Description of Business
and Managements Discussion..........................................8

     Description of Business........................................8

     Management's Discussion and Analysis of
     Financial Conditions and Results of Operations................10

Part II.  Other Information........................................11

                     TRIDENT SYSTEMS INTERNATIONAL, INC.

                         CONSOLIDATED BALANCE SHEETS


                                              September 30,       December 31,
                                                  2001                2000
                                                  ----                ----

ASSETS

Cash                                        $     2,275       $        --
Marketable Securities                         1,199,975                --
Reserve for Purchase
  of Futronix, Inc. (1)                         800,000                --
Accounts receivable - net                       142,440                --
Inventory                                       243,834                --
                                            -----------         -----------
TOTAL CURRENT ASSETS                        $ 2,388,524                --

Property and Equipment,-
  net of accumulated depreciation                85,869                --
Other assets                                      3,198                --
Investment in SeaHunt, LLC.,
  and Telcoenergy, LLC                        8,383,208                --
                                            -----------         -----------
                                              8,472,275                --

TOTAL ASSETS                                $10,860,799                --


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable                             $   551,047        $    16,050
Notes payable -  related party                   389,679                --
Deposits by Customers                             57,825                --
                                             -----------        -----------
TOTAL CURRENT LIABILITIES                    $   998,551        $    16,050

Long-term debt, less
  current maturities                             246,905                --
Shareholders' Loan                                38,563                --
                                             -----------        -----------
TOTAL LONG TERM DEBT                        $    285,468                --

TOTAL LIABILITIES                              1,284,019             16,050

STOCKHOLDERS' EQUITY

Common Stock - authorized 50,000,000 shares;
  par value $.001; issued and outstanding,
  7,270,867 and 2,512,296 shares at
  September 30, 2001 and
  December 31, 2000 respectively              $     7,271       $     2,512
Preferred Stock - authorized
  10,000,000 shares; par value $.001;
  issued and outstanding, 4,000,000
  and 0 shares at September 30, 2001
  and December 31, 2000 respectively                4,000               --
Additional paid-in capital                      2,788,537           433,409
Accumulated deficit                            (1,605,836)         (451,971)
Investment in Sea Hunt, LLC.,
   and Telcoenergy, LLC                         8,382,808
                                              -----------       -----------
   TOTAL STOCKHOLDERS' EQUITY                 $ 9,576,780       $   (16,050)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $10,860,799               --

                     TRIDENT SYSTEMS INTERNATIONAL, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Quarter             Quarter
                                                  ended               ended
                                              September 30,        September 30,
                                                   2001                2000
                                                   ----                ----
SALES                                           $ 109,809       $       --

COST OF SALES                                     132,477               --

GROSS PROFIT                                      (22,668)              --

EXPENSES
Operating Expenses                               (162,542)              --

NET LOSS                                         (185,210)              --

OTHER INCOME                                        4,201               --

OTHER EXPENSES                                    (12,458)              --

INCOME BEFORE INCOME TAXES                       (193,467)              --

INCOME TAXES                                          --                --

NET INCOME (Loss)                               $(193,467)      $       --

NET INCOME (Loss) PER SHARE                     $   (.027)      $       --

DEFICIT AT BEGINNING OF PERIOD                $(1,412,369)         $(451,971)

NET LOSS                                         (193,467)               --

DEFICIT AT END OF PERIOD                      $(1,605,836)         $(451,971)

                     TRIDENT SYSTEMS INTERNATIONAL, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  Period: Quarter Ending September 30, 2001



                                 Capital in
                                   Stock              Excess of    Accumulated
                                   Shares    Amount   Par Value      Deficit
                                   ------    ------   ---------      -------
Common Stock:

Balance June 30, 2001            7,472,296  $ 7,472   $  791,562   $(1,412,369)

Rescission of JBE
and eKomart                       (201,420)    (201)

TOTAL                            7,270,876    7,271

Preferred Stock:

Balance at June 30, 2001         7,000,000    7,000    1,996,975

Recission of JBE
and eKomart                     (3,000,000)  (3,000)

TOTAL                            4,000,000    4,000


Net Loss                                                              (193,467)

TOTAL                                                               (1,605,836)

Balance at September 30, 2001

Common Shares                   7,270,876      7,271
Preferred Shares                4,000,000      4,000

TOTAL                                        $11,271   $2,788,537  $(1,605,836)

Investment in Sea Hunt, LLC.,
and Telcoenergy, LLC.:

Balance at June 20, 2001                     8,382,808

Profit (Loss)                                    --

Balance at September 30, 2001                8,382,808

                     TRIDENT SYSTEMS INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              Quarter Ended September 30,
                                              2001                  2000
                                              ----                  ----
CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (Loss)                        $  (193,467)            $   --

Adjustment to reconcile net income to
net cash provided by operating
activities:

Accounts payable                             124,235                 --
Depreciation                                   1,156                 --

                                             125,391                 --

CASH FLOWS FROM FINANCING ACTIVITIES

Notes Payable to
Related Party                                 67,500                 --
Interest                                      (4,357)                --

                                              63,143                 --
                                       6

                       TRIDENT SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    September 30,
                                                2001               2000
                                                ----               ----
INCREASE (DECREASE) IN CASH

CASH BALANCE-beginning                         $7,208               --

CASH BALANCE- 9/30/01                           2,275               --



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

2. Where the purchase of eKomart and JBE Electronics have been rescinded, no effect of the operations of eKomart is reflected in these financial statements. JBE's activities prior to the rescission are reflected as part of the Company's activities.

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

It was the intention of the Company to develop by acquisition a high technology division as well as a division to acquire and grow traditional "brick and mortar" type operations. The Company intended to use its shares as currency for both acquisition and funding of the acquired businesses. While certain of the acquisitions, namely Sea Hunt, LLC., and Telcoenergy, LLC. have, in the opinion of management, been successful, various problems have arisen as to the other acquisitions. Because of misrepresentation and omissions of material facts by management or affiliates of Satellite Marine, the acquisition has been rescinded and all shares issued in connection therewith have been cancelled.

With respect to the eKomart, Inc. transactions, significant differences have arisen between the parties and the acquisition has been rescinded. As to Futronix, Inc., various disputes have arisen between the parties, the resolution of which has not been determined. With respect to the financial statements presented herein, no inclusion has been made for Futronix, Inc., eKomart, Inc., or Satellite Marine. In addition, the JBE acquisition has also been terminated and the financial statements include the statements of JBE for the current quarter prior to the termination.

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

The purchase of eKomart has been rescinded and no effect have been given to the its operations. As the purchase of Futronix is currently a matter in litigation, no effect is given to its operations in the financial statements. Satellite Marine was purchased prior to the end of the reported quarter, but was immediately rescinded as that company totally failed in providing the consideration for the transaction. As a result, no effect or impact of the purchase is presented in the financial statements. The JBE Agreement was terminated in the current quarter, and the financial statements reflect JBE's operations prior to the termination of the acquisition.

Sales revenues increased by $109,809 for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. The increase in revenues was totally due to the purchase of subsidiaries. Revenues for Trident were $109,809 for the quarter ended September 30, 2001 compared to $0 for quarter months ended September 30, 2000.

Gross profit for the third quarter of 2001 were ($22,668), as compared to $0 for quarter ended September 30, 2000. The decrease was due to the purchases of the subsidiaries, and production of samples.

General and administrative expenses were $162,542 for the quarter ended September 30, 2001, compared to $0 for the same period in 2000. This large increase in general and administrative expenses for the period in 2001 is due totally to the acquisition of the subsidiaries.

Other expenses increased from $0 in the third quarter of 2000 to $12,458 in the third quarter of 2001 due to interest expenses.

The operating loss for the quarter ended September 30, 2001 was ($185,210) as compared to an operating loss for the third quarter of 2000 of $0. The increase in the loss was due to the activities of the subsidiaries.

The net loss for the quarter ended September 30, 2001 was ($193,467), as compared to a net loss for the third quarter of 2000 of $0. This was due to the acquisition of the subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES.


Net cash used in operating activities was $63,143 for the third quarter of 2001 compared to $0 for the same period in 2000. The increased use of cash was due to the acquisition of the subsidiaries and their overall impact on the financial statements.

Net cash provided by financing activities was $63,143 for the quarter ended September 30, 2001 predominantly from shareholder loans. There was no cash provided by financing activities during the third quarter of 2000.

The current cash and working capital position and future income from operations will require sufficient additional capital to meet company's cash and working capital needs for the next year. Management feels that approximately $100,000 will be required based on current expenditures.

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

                                         Trident Systems International, Inc.

Dated: December 14, 2001
                                         By: /s/ Alan R. Sporn
                                             -------------------------------
                                             Alan R. Sporn
                                             President and CEO