Form 10QSB/A
period 2001-09-30
TRIDENT SYSTEMS INTERNATIONAL INC
filed 2001-12-17
CIK 1116139

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

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         (13) Incorporated by reference: Quarterly and annual Reports on Form 10-QSB and 10-KSB, respectively, as filed with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934.

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