Form 10KSB
period 2001-12-31
TRIDENT SYSTEMS INTERNATIONAL INC
filed 2002-04-02
CIK 1116139

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                    __________________________

                           FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended                 Commission File Number: 000-30769
December 31, 2001

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

            Common Stock, $.001 par value per share:

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

As of December 31, 2001 the revenues for the most recent fiscal year are ($750,119).

The aggregate market value of voting stock held by non-affiliates of the Company was $270,835 based on the average price per share of $0.04 paid for shares on the NASDAQ Bulletin Board on December 28, 2001, trading under symbol TSYT. The trading symbol was changed to TDNT on January
24, 2002.

There were 7,270,867 shares of common stock outstanding having a par value of $0.001 per share as of December 31, 2001. There were 4,000,000 shares of preferred stock, having $0.001 par value, issued and outstanding as of December 31, 2001.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Registration Statement Filed on Form 10SB on June 8, 2000, and amended on Form 10SB/A, filed on July 7, 2000.

Quarterly Reports Filed on Form 10-QSBA, filed on June 8, 2001, and on December 19, 2001.

Quarterly Reports Filed on Form 10-QSB, filed on August 21, 2001.

Reports on Form 8-K filed on January 26, 2001 as amended on February 27,
2001.

Report on Form 8-K filed on March 21, 2001.

Report on Form 8-K filed on March 30, 2001.

Report on Form 8-K filed on May 15, 2001.

Report on Form 8-K filed on October 10, 2001.

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


ITEM 1.  DESCRIPTION OF BUSINESS.

Background

History and Organization

Trident Systems International, Inc., formerly known as Toner Systems International, Inc. (the "Company" or "Trident") was incorporated under the laws of the State of Utah on August 25, 1980 under the name of Business Ventures Corporation, for the primary purpose of developing mining properties and exploration for oil and gas.

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

The Company, having had no active business began to actively seek one or more acquisitions through 1998, 1999, and 2000. It was the intention of the Company to develop, by acquisition, a high technology division as well as a division to acquire and grow traditional "brick and mortar" type operations. The Company intended to use its shares as currency for both acquisition and funding of the acquired businesses.

The Company, between January 24, 2001 and March 19, 2001 purchased J.B.E. Electronics, Inc., eKomart, Inc., Futronix, Inc., Sea Hunt, LLC. Telcoenergy, LLC. and Satellite Marine Services, Inc. The terms of each purchase is fully described under the heading "Material Events", on page 9.

Futronix, Inc. Sea Hunt, LLC., and J.B.E. Electronics, Inc. formed the basis of the High Technology Division of the Company. The Company planned to develop this division through internal growth, and through further Acquisition.

Telcoenergy, LLC. and eKomart, Inc. formed the basis of the Capital Growth Division of the Company. This division looked to traditional businesses with significant "up-side" to build a solid equity base for the Company, based on "brick and mortar" type of operations. The Company planned to develop this division through internal growth, augmented by acquisition of companies that would augment the existing operations.

Due to material misrepresentation and omissions of material facts by management or affiliates of Satellite Marine, the acquisition has been rescinded and all shares issued in connection therewith have been cancelled. With respect to the eKomart, Inc. transactions, significant differences have arisen between the parties and the acquisition has been rescinded.

Between March 30, 2001 and October 10, 2001 the Company became the target of significant short-selling of its stock. As a direct result of this, the stock price fell from a high of over $21.00 to $0.07. This resulted in a situation in which the Company could not raise the funds necessary to insure the survival of its subsidiaries. At the same time adverse market conditions prevented the Company from using its financial reserves, all in the form of stock held in other companies, from being utilized to provide a significant level of funds and funding for its operations.

As a direct result of the foregoing, the transactions with JBE Electronics were rescinded in September of 2001.

Sea Hunt ceased operations in January of 2002. This had no material impact on Trident's financial statements.

A. High Technology Division:


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

The Company is currently exploring various avenues to end the conflict. Management feels that a termination of the transaction will be the most likely outcome. As a result of this and the fact that the litigation to affirm the purchase of Futronix may become very protracted, the financial statements do not reflect the operations of Futronix as a going concern.


B. CAPITAL GROWTH DIVISION

TELCOENERGY LLC.

Telcoenergy, LLC. was formed in 2000 in the state of Oklahoma. The company owns, maintains and leases gas pipeline easements, primarily in the State of Oklahoma.

The Company is currently negotiating with various parties for the sale of the business, and management anticipates that Telcoenergy will be sold during the next fiscal year.

Number of Total Employees and Number of Full Time Employee

As of the date of this Prospectus we have 2 full-time employees. Our employees are not represented by any collective bargaining organization. We have never experienced a work stoppage and consider relations with our employees to be good.

ITEM 2.     PROPERTIES.

FUTRONIX, INC. is located in Suncoast Industrial Park, Homosassa, Florida and presently occupies two main buildings, and several support and storage buildings totaling 35,000 sq. ft. Approximately 40 acres of adjacent industrial property is owned by Trident and is available for expansion as required. However, the Futronix properties form part of the dispute between the former owners of Futronix and Salient, disclosed above.

Trident, and Telcoenergy all operate from the Corporate Headquarters at 180 Newport Center Drive, Suite 100 Newport Beach, California 92660, which occupies approximately 1,500 square feet, at a rent of $3,600 per year.

Trident's telephone number is: (949) 644-2454.

Management is of the opinion that its current facilities are adequate for its immediate needs. As the Company's business increases, additional facilities may be required, however the current facilities are expected to suffice until after December 31, 2001.

ITEM 3.      LEGAL PROCEEDINGS.

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

Management feels that Newberry and Jenkins have no legal basis for their claim, and that the sale of Futronix was valid and legally enforceable.

Salient has commenced action in Florida Circuit Court for a declaratory Judgment stating that Salient owned Futronix at all material times, and the sale of Futronix to Trident was a valid sale.

To date Trident has advanced $55,000 as against the said sale, and the shares issued to Salient are being held back pending the resolution of this matter.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE.


                                PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

Common and Preferred Stock

Trident is authorized to issue 60,000,000 shares in our capital stock, with a par value of $.001 per share, divided into 50,000,000 Common
Shares and 10,000,000 Preferred Shares. On December 31, 2001 there were 7,270,867 shares of Common Stock outstanding and held of record by 255 persons. The holders of Common Stock have one vote per share on all matters (including election of directors) without provision for cumulative voting. Thus, holders of more than fifty percent (50%) of the shares voting for the election of directors can elect all of the directors, if they choose to do so. The Common Stock currently is not redeemable and has no conversion or pre-emptive rights. The Common Stock currently outstanding is (and the Shares being issued pursuant to this prospectus will be) validly issued, fully paid and non-assessable.

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

The Company is authorized to issue 20,000,000 Preferred Shares, with a par value $0.001. Currently there are, issued and outstanding, 4,000,000 Preferred non-Convertible voting Shares held by 2 shareholders. The President holds one Convertible Preferred Share, issued as an anti-dilutive measure in March of 2001, said share convertible into 20,000,000 common shares.

Market Information.

Our common stock is traded on the NASD over the counter Bulletin Board, symbol TDNT (TSYT prior to January 24, 2002). Trading began in November, 2000. The range for each quarter quoted reflect inter-dealer prices and may not represent actual transactions.

Quarter         Year            Low         High     Volume

November        2000          $0.3750      $0.75     22,000
December        2000           $0.625      $1.25      7,100

First           2001            $6.00     $22.00    301,500
Second          2001            $2.00     $13.50  1,940,000
Third           2001            $0.07      $4.25  6,255,000
Fourth          2001            $0.04      $0.09  1,778,000


Dividends

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings that it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis relate to factors which have affected the financial condition and results of our operations for our years ended December 31, 2001, and December 31, 2000.

Throughout 1999 the Company was a virtually assetless and liabilityless development stage company seeking one or more acquisitions.
During the period from January through the end of March, 2001, the Company acquired eKomart, Inc., Sea Hunt, Inc., JBE Electronics, Inc.,
Telcoenergy, LLC., and Futronix, Inc.

As discussed above, the only remaining subsidiaries are Futronix, Inc, and Telcoenergy, LLC. The Futronix acquisition is presently a matter before the courts and the resolution will likely be protracted. We are currently assessing the situation, with a view to resolving the situation through some amicable solution, likely involving our ceasing to pursue the acquisition.

As a result, Trident is currently seeking likely candidates which Trident can purchase and which will enhance the value of the Company.

Discussion of Financial Information

The discussion respecting our financial position utilizes the audited consolidated financial statements attached to this Report for the fiscal years ended December 31, 2000 and 2001.

Operating revenues were $0.00 for both fiscal periods.
General and administrative expenses were $20,540 for the fiscal year ended December 31, 2001, as compared to $13,490 for the same period in 2000.

The net loss for the fiscal year ended December 31, 2000 was $13,490 or ($0.28) per share based on 2,515,296 shares outstanding, as compared to a net loss for the fiscal year ended December 31, 2001 of $750,119 or ($0.103) per share. The loss is primarily due to an unrecoverable loss upon the rescission of the eKomart and J.B.E. Electronics purchases (410,179), and a loss of $319,400 by Sea Hunt.

On December 31, 2001, the cash and investment certificate position of the Company was $1,999,975. Current assets on December 31, 2000 were $0.

Material Events

On January 24, 2001 Alan Sporn purchased 3,000,000 preferred voting non-convertible shares of the Company for $3,000,000. On the same date the officers and directors of the Company resigned, in favor of Alan Sporn, who is currently the sole director and officer of the Company. As an anti-dilutive measure, Mr. Sporn was also issued one preferred convertible share, convertible into 20,000,000 common shares.

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

The transaction was rescinded in September, 2001, as disclosed above.

On February 22, 2001, all outstanding shares in eKomart, Inc. were purchased by Trident on the following terms and conditions:

The minority shareholders of eKomart, Inc. received a total of 600,000 shares in the common stock of Trident. The majority shareholders, Myung Lee and Daniel Lee each received 500,000 voting non-convertible preferred shares.

The transaction was rescinded in August, 2001, as disclosed above.

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

2) $150,000 were to be paid by Registrant to Salient on or before March 26, 2001.

3) $75,000 were to be paid to Salient in bi-weekly increments for the next 12 weeks following the initial payment.

4) A further two installments of $100,000 were to be paid to Salient on or before each of May 15, 2001 and May 30, 2001.

5) In the event any payment was not made on time, and the default is not cured within 10 days of the date such payment was due, Salient could rescind this contract and keep 100% of all monies it had received prior to the date of such rescission as liquidated damages. In the event Salient rescinded the agreement, all shares given by each party to the other would be returned. In the event that Salient chose to rescind the agreement, the provisions of this paragraph would be Salient's sole remedy.

6) In the event the Registrant defaulted, Salient may register such number of shares of the Registrant it received as are necessary to fully liquidate any sums due to Salient pursuant to the agreement.

7) Trident agreed to abide by the terms of the agreement between Salient and Futronix, provided, however, that Salient agreed to pay any bonus shares required pursuant to the said agreement, in common shares of Salient, for an 18 month period.

8) Trident agreed to assign all accounts receivable of Futronix to Salient until all amounts due to Salient as specified in the agreement were paid in full. Further, until all payments due Salient are paid in full, Registrant may not sell, hypothecate, or otherwise encumber any of the assets of Futronix in any manner whatsoever, except with the explicit written consent of the Salient. As well, the Registrant may not sell, hypothecate, or otherwise encumber any purchase order of Futronix, except with the explicit written consent of Salient until all sums due to Salient have been paid in full.

On March 9, 2001, Trident commenced negotiations with Venture Planning, Inc. (Venture Planning), with a view of acquiring 100% of the membership interest in Sea Hunt, LLC. and a 100% interest in Telcoenergy, LLC, including its wholly owned subsidiary, OGC Pipelines, LLC. It was agreed that until a deal was struck, all negotiations would remain confidential, as any news released might effect the market for the shares of Trident in a manner that might be detrimental to the shareholders of the Registrant should the proposed purchase not be consummated.

On March 22, 2001, 100% of the membership interest in Sea Hunt, LLC. and a 100% interest in Telcoenergy, LLC, including its wholly owned subsidiary OGC Pipelines, LLC was purchased by Trident, subject to Board approval by the Board of Directors of each company, for the sum of $6,842,400. The terms of the transaction were as follows:

1) Consideration for the purchased assets was 400,000 restricted common shares of Trident's common stock, and 1,500,000 voting convertible preferred shares valued at $1.00 each. The common shares will be restricted and legend bearing subject to Rule 144 (k), starting as of 12-29-00, with a specific prohibition against obtaining loans or hypothecating the said shares. During this restricted period, if and when the value of the initial 400,000 common shares is less than the value of the acquired assets listed below during a consecutive period of more than 90 days, an appropriate number of the Preferred Shares may be surrendered and exchanged for common shares, at a share price equal to the average stock price of the five prior days of trading, to insure that the combined value of the initial 400,000 common shares and the number of Preferred Shares exchanged for common shares is not less than the value of the assets listed below. 50% of any treasure recovered from the Juno would revert to Venture Planning.

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

Trident had a period of 135 days from the execution date of the agreement to finalize due diligence on SEA HUNT, LLC., including all corporate and other pertinent documentation reasonably required by the Registrant. Verification, with respect to the value of Sea Hunt has not yet been established. The purchase was dependent on representations of the owners of Sea Hunt that the current litigation was in the final phases of settlement.

The acquisition was subject to the Registrant assuming $500,000 of SEA HUNT's obligations, $200,000 of which were payable on or before 4-15-01 and the balance payable on or before 6-30-01. This is contingent on Sea Hunt establishing the value of its contracts by settling the law suit which challenges Sea Hunt's right to the proceeds of its major asset.

Due to adverse market conditions, the funds were never advanced, and Sea Hunt ceased operations in January 2002.

2)   100% ownership of Telcoenergy, LLC. and its subsidiary OGC
Pipeline, LLC. and associated pipelines and pipeline easements, mainly in Oklahoma. This is valued at $5,842,400 based on the replacement cost at fair market value of the pipeline easements. This value is net of a $2,300,000 first mortgage lien against the pipelines and pipeline easements and accrued outstanding interest of approximately $400,000. The mortgage holder has expressed a willingness to convert its mortgage into stock.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Included at Pages 20 through 29 hereof.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the names and ages of all the Directors and Executive Officers of the Company, positions held by such person, length of service, when first elected or appointed and term of office.


Name                Age          Position(s)                 Director Since

Laura Olson          46      Director, President &
                             Treasurer                       August  1996

Gerald Walton        60      Director & Secretary            November  1997

Alan R. Sporn        49      Director, CEO, President &
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

Since 1997, he has been President of Comsight Holdings, Inc., Laguna Hills, CA, a corporation specializing in consulting on acquisitions and mergers.

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

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

According to information supplied by the president of the Company, the only compensation awarded to, earned by, or paid to any of the executive officers of the Company during the year ended December 31, 2001, or the two prior fiscal years were:

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

(3) 3,000,000 preferred voting non-convertible shares were sold to Alan Sporn on January 24, 2001. Mr. Sporn also holds one preferred share, issued in March, 2001, convertible, as an anti-dilutive measure, into 20,000,000 common shares. Mr. Sporn received 500,000 common shares as compensation in 2001.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Parents of the Company

The following table discloses all persons who are parent of the Company (as such term is defined in Securities and Exchange Commission Regulation
C), showing the basis of control and as to each parent, the percentage of voting securities owned or other basis of control by its immediate parent if any.

                 Name and Address       Amount and Nature of    Percent
Title of Class   of Beneficial Owner    Beneficial Ownership    of Class

Preferred Stock  Alan Sporn                3,000,000                35%
                 27752 Greenfield Drive
                 Laguna Hills, CA.         Record and Beneficial
                                           Owner

NOTE: The Stock are Preferred voting non-convertible. Mr. Sporn also holds one preferred share, convertible into 20,000,000, as an anti-dilutive measure.


Transaction with Promoters, if Organized Within the Past Five Years

There have been no transactions with Promoters over the past five years.

Principal Stockholders

   As of December 31, 2001, the following persons (including any "group" are, based on information available to the Company, beneficial owners of more than five percent of the Company's common stock


                 Name and Address       Amount and Nature of   Percent
Title of Class   of Beneficial Owner    Beneficial Ownership   of Class

NONE

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

                 Name and Address        Amount and Nature of   Percent
Title of Class   of Beneficial Owner     Beneficial Ownership   of Class

Preferred Stock  Alan Sporn                3,000,000                75%
                 27752 Greenfield Drive
                 Laguna Hills, CA.         Record and Beneficial
                                           Owner

                 All Directors &
                 Officers                  3,000,000                75%
                 as a group (1 person)
_______________________________________


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Alan Sporn purchased 3,000,000 preferred voting non-convertible shares on January 24, 2001 for $3,000,000. He was also issued 500,000 common shares as compensation for 2001, and owns one preferred share convertible into 20,000,000 common shares, issued as an anti-dilutive measure.

                          FINANCIAL STATEMENTS

                           On pages 20 to 29 below.
                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.

                (a)     The following documents are filed as a part of this
                        Report:


(1)   Financial Statement.    The following Financial Statements are
filed as part of this Report:

                                                                      PAGE

Report of Independent Public Accountants.                               21

Balance Sheets: December 31, 2000                                       22

Statements of Operations: Year Ended December 31, 2001,
Year Ended December 31, 2000.                                           23

Statement of Stockholders' equity: December 31, 2000,
to December 31, 2001.                                                   24

Statement of Cash Flows: Year Ended December 31, 2001,
Year Ended December 31, 2000.                                           26

Notes to Financial Statements.                                          27


(2)  Exhibits.     The following exhibits are filed as part
of this Report:


Exhibit No.     Item                                                  Page

24.6            Auditor's Permission.                                 30


(3) Reports on Form 8-K filed in the fourth quarter and incorporated in the current Report on Form 10-KSB by Reference:

None

   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIDENT SYSTEMS INTERNATIONAL, INC.


By          /s/Alan Sporn/s/
            Alan R. Sporn, President and Director
           (Principal Executive Officer)

Date:  March 28, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


TRIDENT SYSTEMS INTERNATIONAL, INC.


By:         /s/Alan Sporn/s/
            Alan R. Sporn, President and Director
           (Principal Executive Officer)

Date:   March 28, 2002.

                      TRIDENT SYSTEMS INTERNATIONAL, INC.
                    FINANCIAL STATEMENTS AND AUDITOR'S REPORT
       FOR THE FISCAL YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000



        CONTENTS                                      PAGE

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT
PUBLIC ACCOUNTANTS                                      1 (21)

BALANCE SHEET                                           2 (22)

STATEMENTS OF INCOME                                    3 (23)

STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY                                    4 (24)

STATEMENTS OF CASH FLOWS                                6 (26)

NOTES TO FINANCIAL STATEMENTS                           7 (27)

JOSEPH TROCHE                                   32 Main Street
Certified Public Accountants                    Hastings on Hudson NY
                                                10706

Member AICPA & NYSSCPA				Telephone 914-478-1432
Fax 914-478-1475


Board of Directors
Trident Systems International, Inc.


RE:         TRIDENT SYSTEMS INTERNATIONAL, INC.


            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

   I have audited the accompanying balance sheet of Trident Systems International, Inc. at December 31, 2001 and December 31, 2000 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001 and December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audits.

   I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. I believe that my audit provide a reasonable basis for my opinion.

   In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trident Systems International, Inc. at December 31, 2001 and December 31, 2000 and the results of operations and cash flows for the years ended December 31, 2001 and 2000, in conformity with generally accepted accounting principles.



/s/Joseph Troche, CPA


March 28, 2002
Joseph Troche, CPA
32 Main Street
Hastings on Hudson NY  10706

                       TRIDENT SYSTEMS INTERNATIONAL, INC.
                                 BALANCE SHEETS
                           December 31, 2001 and 2000



CURRENT ASSETS

                                              2001               2000

Cash                                   $         -          $       -
Marketable Equity Securities             1,199,975                  -
Reserve for Purchase of Futronix, Inc.     800,000                  -
Investment in SeaHunt, LLC               8,383,808                  -
Total Current Assets                   $10,383,783                  -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                       $    36,550          $  16,050
Notes Payable Related Party                389,679                  -
Total Current Liabilities                  426,229             16,050

STOCKHOLDERS' EQUITY

Common Stock
50,000,000 shares authorized
at $0.001 par value; 7,270,867 and
2,512,296 shares issued and
outstanding at December 31, 2001 and
December 31, 2000 respectively               7,271              2,512


Preferred Stock-authorized
10,000,000 shares; par value $.001;
issued and outstanding. 4,000,001 and
0 shares at December 31, 2001
and December 31, 2000 respectively           4,001                  -

Capital in excess of par value          11,948,017            433,409


Accumulated Deficit                     (1,202,090)          (451,971)


Total Stockholders' Deficiency          10,748,439            (16,050)

                                      $ 11,174,738                  -



The accompanying notes are an integral part of these financial statements.

                       TRIDENT SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                For the Years Ended December 31, 2001 and 2000


                                              2001               2000

REVENUES                                 $       -           $      -

EXPENSES                                    20,540             13,490

NET LOSS FROM OPERATIONS
BEFORE TAXES                               (20,540)           (13,490)

PROVISION FOR TAXES                              -                  -

EXTRAORDINARY ITEM                        (410,179)

Operating Loss of subsidiary              (319,400)

NET LOSS                                 $(750,119)          $(13,490)

NET LOSS PER COMMON SHARE

Basic                                    $ (0.103)           $  (0.28)

Average Outstanding Shares

Basic                                    7,270,876             48,762


The accompanying notes are an integral part of these financial statements.

                        TRIDENT SYSTEMS INTERNATIONAL, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   Period: Quarter Ending September 30, 2001



                        Capital in
                       Common Stock             Excess of      Accumulated
                        (Shares)        Amount  Par Value      Deficit

Balance December 31,
2000                    2,512,296      $ 2,512  $ 433,409      $ (451,971)

Issuance of shares for
Purchase of JBE
Electronics             1,500,000        1,500

Issuance of shares for
Purchase of eKomart,
Inc.                      800,000          800

Issuance of shares for
Purchase of Sea
Hunt/Telco                400,000          400     8,702,808

Issuance of shares for
Purchase of Futronix      400,000          400

Issuance of shares to
Consultants             1,360,000        1,360

Issuance of shares to
Officer                   500,000          500

Rescission of JBE
and eKomart              (201,420)        (201)

TOTAL                    7,270,876       7,271

                        TRIDENT SYSTEMS INTERNATIONAL, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   Period: Quarter Ending September 30, 2001
                                  (continued)


Preferred Shares:

Issuance of 3,000,000

Stock Purchase to Sporn                  3,001     1,996,974


Issusance of 1,000,000
for Subsidiary Purchase      1,000

Balance at December 31,
2001

Common Shares            7,270,876       7,271

Preferred Shares         4,000,000       4,001

Net Loss For
Fiscal Year 2001                                                 (750,119)

Balance December 31,
2001                                    11,272     11,132,191  (1,202,090)



Investment in Sea Hunt, LLC.,
and Telcoenergy, LLC.:

Balance on Purchase:                 8,703,208

Profit(Loss)                         (319,400)

Balance September 30,
2001                                 8,383,808


The accompanying notes are an integral part of these financial statements.

                       TRIDENT SYSTEMS INTERNATIONAL, INC.
                           STATEMENT OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000



                               Dec 31,        Dec 31,
                               2001           2000

CASH FLOWS FROM OPERATING
ACTIVITIES

Net Loss                     $ (750,119)    $ (13,490)

Adjustments to reconcile
net loss to net cash
provided by operating
activities

Capital contributions and
stock issued for expenses
and services                      4,359             -

Changes in accounts payable      36,681        13,490

CASH FLOWS FROM INVESTING
ACTIVITIES

Reduction in investment in
subsidiary                      319,400          -

CASH FLOWS FROM FINANCING
ACTIVITIES

Note from Director              389,679           -

Net increase (decrease)
in cash                               -           -

Cash beginning of period              -           -

Cash end of period           $        -     $     -



The accompanying notes are an integral part of these financial statements.

                      TRIDENT SYSTEMS INTERNATIONAL, INC.
                         Notes to Financial Statements


1.  ORGANIZATION AND BUSINESS

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

On January 25, 2001 the Company changed its name to "Trident Systems International, Inc."

On March 29, 2001 the Company filed amended articles authorizing 10,000,000 shares of preferred stock at a par value of $.001.

On March 2, 1998 the Company completed a reverse stock split of one common share for 1,000 shares of outstanding stock and on January 26, 2001 a reverse stock split of four shares for each outstanding share. This report has been prepared showing the name "Trident Systems International Inc." and after stock split shares from inception.

Between January 24, 2001 and March 19, 2001 purchased J.B.E. Electronics, Inc., eKomart, Inc., Futronix, Inc., Sea Hunt, LLC. Telcoenergy, LLC. The purchases of eKomart and J.B.E. were subsequently rescinded. In January of 2002, Sea Hunt ceased operations. Futronix is presently the subject of litigation (see Note 5). The financial statements do not reflect the operation of the rescinded transactions. Sea Hunt did not have any significant impact on the financial position of the Company.

Currently, the operation of Telcoenergy, LLC. is the sole operation of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On December 31, 2001 the Company had a net operating loss carry forward of $451,971. The Company has had a substantial change in its stockholders and the loss carry forward will not be available for a carryover.

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

3.  RELATED PARTY TRANSACTIONS AND NOTE PAYABLE

The Director's Note is a non-interest bearing loan made to the Company in 2001. The funds were utilized to provide cash flow for the Company and its subsidiaries.

The President of the Company was issued 3,000,000 preferred voting non-convertible shares in 2001 as consideration for an investment of $3,000,000 in marketable securities into the Company. The Marketable Securities were revalued in July, 2001 to $1,999,975.

In January, 2001, the President received one preferred share convertible into 20,000,000 common shares as an antidilutive measure.

                     TRIDENT SYSTEMS INTERNATIONAL, INC.
                        Notes to Financial Statements
                                (Continued)


4.  GOING CONCERN

The Company has cash reserves to continue operations in the form of marketable securities valued at $1,999,975. The disposal value of the securities is extremely uncertain as they are in companies that have restricted markets for their shares.

5. FUTRONIX PURCHASE

On March 19, 2000 the Company acquired the controlling interest in Futronix, Inc. The terms of the transaction included the issuance of 400,000 common shares of the Company and notes payable of $325,000 due in March through May 2001 and as part of the transaction the Company advanced cash of $600,000 to Futronix, Inc.

The legality purchase of Futronix is a matter before the Florida courts. The former owners of Futronix have asserted that the transaction is void. Management is of the opinion that the sale will be held as valid. However, the litigation will likely be protracted. As a result, the operations of Futronix are not included in the financial statements, and the shares paid for Futronix have not been released. To date, $55,000 has been paid towards the purchase price.

EXTRAORDINARY ITEM

The Company advanced $410,179 to eKomart and J.B.E. Electronics prior to the rescission of the purchase of these companies. It is doubtful whether these funds can ever be recovered.

EXHIBIT 24.6
                   Consent of Registrant's Auditors


JOSEPH TROCHE                                   32 Main Street
Certified Public Accountants                    Hastings on Hudson NY
                                                10706

Member AICPA & NYSSCPA				Telephone 914-478-1432
Fax 914-478-1475


Securities and Exchange Commission
Washington D. C.


Gentlemen:


     We have audited the balance sheet, and accompanying statements of the Registrant for the 2001 fiscal year, ending on December 31, 2001, and consent to the Auditor's reports, statements, and notes being filed with the Annual Report on Form 10-KSB for the fiscal year ending on December 31, 2001, and with any amendment thereto.


/s/ Joseph Troche, CPA
March 31, 2002
Joseph Troche, CPA
32 Main Street
Hastings on Hudson NY  10706

Page Intentionally Left Blank