Form 10QSB
period 2002-03-31
TRIDENT SYSTEMS INTERNATIONAL INC
filed 2002-05-15
CIK 1116139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarter ended - March 31, 2002
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

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

                            _____________________
         (Former name, former address and former fiscal year if changed since last report).

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

There were 7,270,867 shares of common stock outstanding having a par value of $0.001 per share as of May 10, 2002.

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

                      TRIDENT SYSTEMS INTERNATIONAL, INC.
                    FINANCIAL STATEMENTS AND AUDITOR'S REPORT
                      FOR THE QUARTER ENDED MARCH 31, 2002



        CONTENTS                                         PAGE

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT
PUBLIC ACCOUNTANTS                                      3 (F2)

BALANCE SHEET                                           4 (F3)

STATEMENTS OF INCOME                                    5 (F4)

STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY                                    6 (F5)

STATEMENTS OF CASH FLOWS                                8 (F7)

NOTES TO FINANCIAL STATEMENTS                           9 (F8)

JOSEPH TROCHE                                   32 Main Street
Certified Public Accountants                    Hastings on Hudson NY
                                                10706

Member AICPA & NYSSCPA                  Telephone 914-478-1432
Fax 914-478-1475


Board of Directors
Trident Systems International, Inc.


RE:               TRIDENT SYSTEMS INTERNATIONAL, INC.


         REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


We have reviewed the accompanying balance sheet of Trident Systems International, Inc., as of March 31, 2002, the statement of changes in stockholders' equity for the three months ended March 31, 2002 and March 31, 2001, and the related statements of income and cash flows for the three months periods ended March 31, 2002 and March 31, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Trident Systems International, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.




/s/Joseph Troche, CPA


May 14, 2002
Joseph Troche, CPA
32 Main Street
Hastings on Hudson NY  10706


        3  (F2)


                       TRIDENT SYSTEMS INTERNATIONAL, INC.
                                 BALANCE SHEETS
                                 March 31, 2002



CURRENT ASSETS

Cash                                   $         -
Marketable Equity Securities             1,199,975
Reserve for Purchase of Futronix, Inc.     800,000
Investment in Telcoenergy, LLC           8,358,192

Total Current Assets                   $10,358,167

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                       $    57,090
Notes Payable Related Party                389,679

Total Current Liabilities                  446,769

STOCKHOLDERS' EQUITY

Common Stock
50,000,000 shares authorized
at $0.001 par value; 7,270,867
shares issued and
outstanding at March 31, 2002                7,271


Preferred Stock-authorized
10,000,000 shares; par value $.001;
4,000,001 shares issued and
outstanding on December 31, 2002             4,001

Capital in excess of par value          11,132,191


Accumulated Deficit                     (1,248,246)


Total Stockholders' Deficiency           9,895,217

                                      $ 11,150,541



The accompanying notes are an integral part of these financial statements.


        4  (F3)


                       TRIDENT SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                  For the Quarters Ended March 31, 2002 and 2001


                                              2002               2001

REVENUES                                 $       -           $ 483,424
COST OF SALES                                    -             357,164

GROSS PROFIT                                     -             126,261

EXPENSES                                       800             417,029

NET LOSS FROM OPERATIONS

BEFORE TAXES                                  (800)           (290,768)

PROVISION FOR TAXES                              -                   -

Operating Loss of subsidiary               (25,616)

NET LOSS                                  $(26,456)          $(290,768)

NET LOSS PER COMMON SHARE

Basic                                     $ (0.005)          $  (0.039)

Average Outstanding Shares

Basic                                    7,270,876           7,270,876


The accompanying notes are an integral part of these financial statements.


        5  (F4)


                        TRIDENT SYSTEMS INTERNATIONAL, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   Period: Quarter Ending March 31, 2002



                        Capital in
                       Common Stock             Excess of      Accumulated
                        (Shares)        Amount  Par Value      Deficit

Balance December 31,
2000                    2,512,296      $ 2,512  $ 433,409      $ (451,971)

Issuance of shares for
Purchase of JBE
Electronics             1,500,000        1,500

Issuance of shares for
Purchase of eKomart,
Inc.                      800,000          800

Issuance of shares for
Purchase of Sea
Hunt/Telco                400,000          400     8,702,808

Issuance of shares for
Purchase of Futronix      400,000          400

Issuance of shares to
Consultants             1,360,000        1,360

Issuance of shares to
Officer                   500,000          500

Rescission of JBE
and eKomart              (201,420)        (201)

TOTAL                   7,270,876        7,271


        6  (F5)


                        TRIDENT SYSTEMS INTERNATIONAL, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   Period: Quarter Ending March 31, 2002
                                (continued)


Preferred Shares:

Issuance of 3,000,000

Stock Purchase to Sporn                  3,001     1,996,974


Issuance of 1,000,000
for Subsidiary Purchase      1,000

Balance at December 31,
2001

Common Shares            7,270,876       7,271

Preferred Shares         4,000,000       4,001

Net Loss For
Fiscal Year 2001                                                 (750,119)

Balance December 31,
2001                                    11,272     11,132,191  (1,202,090)

Net Loss For
Quarter Ended March
31, 2002                                                          (46,156)

Balance March 31,
2002                                    11,272     11,132,191  (1,248,246)


Investment in Telcoenergy, LLC.:

Balance on Purchase:                 8,383,808

Profit(Loss)                           (25,616)

Balance December 31,
2001                                 8,358,192


The accompanying notes are an integral part of these financial statements.


        7  (F6)


                       TRIDENT SYSTEMS INTERNATIONAL, INC.
                           STATEMENT OF CASH FLOWS
                  For the Quarters Ended March 31, 2002 and 2001



                               Dec 31,        Dec 31,
                               2001           2000

                     TRIDENT SYSTEMS INTERNATIONAL, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


March 31,
                                      2001          2000

CASH FLOWS FROM
OPERATING ACTIVITIES:

Net income (Loss)                  $  (800)  $  (290,890)

Adjustment to reconcile
net income to net cash
provided by operating
activities                               -        21,909

Accounts receivable -
net                                      -        40,866
Accounts receivable -
factored                                 -        11,797
Inventories                              -        25,915
Accounts payable                         -        12,506
Working capital
advance                                  -        59,160
Other payable                            -       (21,059)

                                         -      (139,795)

CASH FLOWS FROM
INVESTING ACTIVITIES

Security deposits                        -        (3,877)
Marketable securities/
investment                               -    (2,969,991)
Acquisition of
property and equipment                   -        (1,322)

                                              (2,975,189)

CASH FLOWS FROM
FINANCING ACTIVITIES

Capital contribution                     -             -
Issuance of Preferred
Stocks                                   -     3,000,000
Loans from shareholders                800        51,307
Accrued interest                         -          (549)
Payments for
equipment loans                          -       (15,749)
Payments for notes
and bank loans                           -       (12,205)

                                       800     3,087,804

INCREASE (DECREASE)
IN CASH                                  -       (27,181)

CASH BALANCE-
beginning                                -       391,333

CASH BALANCE-
3/31/01                                  -       364,152


The accompanying notes are an integral part of these financial statements.


        8  (F7)


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

On March 2, 1998 the Company completed a reverse stock split of one common share for 1,000 shares of outstanding stock and on January 26, 2001 a reverse stock split of 1 shares for each 4 outstanding share. This report has been prepared showing the name "Trident Systems International Inc." and after stock split shares from inception.

Between January 24, 2001 and March 19, 2001, the Company purchased J.B.E. Electronics, Inc., eKomart, Inc., Futronix, Inc., Sea Hunt, LLC. Telcoenergy. LLC. The purchases of eKomart and J.B.E. were subsequently rescinded. In January of 2002, and Sea Hunt ceased operations. Futronix is presently the subject of litigation (see Note 5). The financial statements do not reflect the operation of the rescinded transactions. Sea Hunt did not have any significant impact on the financial position of the Company.

Currently, the operation of Telcoenergy, LLC. is the sole operation of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On March 31, 2002 the Company had a net operating loss carry forward of $452,771. The Company has had a substantial change in its stockholders and the loss carry forward will not be available for a carryover.


        9  (F8)


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

The President of the Company, Alan Sporn, was issued 3,000,000 preferred Voting non-convertible shares in 2001 as consideration for an investment Of $3,000,000 in marketable securities into the Company. The Marketable Securities were revalued in July, 2001 to $1,999,975.

In January, 2001, the President, Mr. Sporn, received one preferred share convertible into 20,000,000 common shares as an antidilutive measure.


        10  (F9)


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

5. FUTRONIX PURCHASE

On March 19, 2001 the Company acquired the controlling interest in Futronix, Inc. The terms of the transaction included the issuance of 400,000 common shares of the Company and notes payable of $325,000 due in March through May 2001.

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


        11  (F10)


                                   PART I.

Item 2.       Description of Business and Management's Discussion

                                THE BUSINESS

Telcoenergy, LLC., the sole subsidiary of the Company, was formed in 2000 in the state of Oklahoma. Through its subsidiary, OGC Pipelines, LLC., Telcoenergy owns, maintains and leases gas pipeline easements, primarily in the State of Oklahoma.

OGC has placed no book value on the physical pipelines that are buried in the right-a-ways (easements). However, in light of a more favorable US energy plan after September 11th, 2001, and higher natural gas prices, OGC plans to reactivate certain key pipelines located were there is shut in gas production.

The opportunity also exists for OGC to put under contract prime acreage that has not been leased, because there are no active gas lines in the area.

Although extensive testing is still required, it appears that a significant portion of the pipelines OGC plans to reactivate are in good physical condition. Therefore, we expect to begin operations at a minimum cost, by charging a fee to transport gas to neighboring low-pressure gathering systems. This avoids the up-front expense of renting compressors, and installing taps into interstate transmission lines. The key is to reactivate lines on an as-need basis in coordination with the drilling activity in the area. OGC already owns the right-of-ways, which is the hardest and most time consuming requirement to building a gas gathering system. OGC can benefit from the strategic location of its pipelines to develop, gather, transport and market underlying gas reserves. The Company already owns the biggest cost item, which are the pipelines.

Unlike the activities in interstate gas transportation, GTM (gathering, transport and marketing) activities are unregulated. They involve gathering natural gas at the wellhead, processing it to extract higher-value natural gas liquids (NGLs), and transporting the product to the interstate-pipeline grid for delivery to end-users. The attributes of independent GTMs leave them singularly well situated to capitalize on fluctuating commodity prices. Because federal law expressly prohibits FERC regulation of intrastate gas gathering, GTMs can earn higher returns than are available from interstate gas transportation, and they can retain the cost savings generated as efficiently as possible. GTMs typically have very low maintenance-capital requirements, resulting in substantial free cash flow, and they often use percentage-of-proceeds contracts that enable them to participate in commodity price movements.

Once the core GTM business is fully operational OGC plans combining certain compatible natural gas assets and natural gas related businesses, to create an environmentally conscious energy company. Technological breakthroughs in production and end use have turned natural gas into a primary energy source in this country. Natural gas is environmentally friendly. The Company plans to be at the cutting edge of implementing new natural gas related technologies in its business plan. By effecting gas swaps through the interstate gas pipeline system, OGC can deliver its gas to strategic natural gas related technology partners and end users nationwide. By pursuing a forward integration marketing program OGC believes that it can sell energy at prices which should exceed what the Company would otherwise earn selling its production on the spot market.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

The following discussion should be read in conjunction with the information contained in the Financial Statements of the Company, and the Notes thereto appearing elsewhere herein, and in conjunction with the Balance Sheet at December 31, 2001 and Income Statement for the year ended December 31, 2001 contained in the Company's Annual Report 10-KSB.

RESULTS OF OPERATIONS

The Financial data for the quarter ended March 31, 2001 reflect the purchase of JBE Electronics in February, 2001, eKomart in late February, 2001, and Futronix, Sea Hunt, and Telcoenergy in late March 2001.

The purchases of eKomart and JBE have since been rescinded, and any comparison to the financial results of the first quarter of March 2002 would not be meaningful.

The company had no sales revenues for the quarter ended March 31, 2001, which showed revenues of $483,424. During this quarter, the Company was actively seeking opportunities for growth through internally developing its pipeline business as opposed to growth by acquisition. Management came to the conclusion that it would devote its energies to the development of its current business, and has spent the current quarter in planning for that growth.

Gross profit for the first quarter of 2001 were $126,621, as compared to $0 for quarter ended March 31, 2002.

General and Administrative expenses were $417,029 for the quarter ended
March 31, 2001, compared to $800 for the same period in 2002. This large decrease in general and administrative expenses for the period in 2002 is due totally to the disposition of the subsidiaries through rescission of the original purchase agreements.

The operating loss for the quarter ended March 31, 2002 was ($800) as compared to an operating loss for the first quarter of 2001 of $290,768.

The net loss for the quarter ended March 31, 2002 was ($26,456), as compared to a net loss for the first quarter of 2001 of ($290,768). This decrease was due to the disposal of the subsidiaries.

The pipeline operation entailed a loss of $25,616 on sales of $610.

LIQUIDITY AND CAPITAL RESOURCES.

The current cash and working capital position of the company will support continuation of operations at current levels for the next year. However, plans for the growth and development of the company's business will require the infusion of approximately $2,000,000 to expand the pipeline operation. If a significant portion of this is not raised, the company may have to curtail some or all of its activities.

MATERIAL EVENTS:

Trident Systems International, Inc. (the "Company") was incorporated under the laws of the State of Utah on August 25, 1980 under the name of Business Ventures Corporation ("Ventures"), for the primary purpose of developing mining properties and exploration for oil and gas. In August, 1983, Ventures merged with Cherry Creek Gold Corporation and changed its name to Cherry Creek Gold Corporation (Cherry Creek). Cherry Creek underwent a name change to Toner Systems International Inc. (Toner)in 1994, and attempted to enter the toner cartridge industry, which was subsequently abandoned.

On August 18, 1997 the shareholders of the Company authorized a change of domicile of the Company to the State of Nevada by means of merger with and into a Nevada corporation formed by the Company for this purpose.

In January, 2001, the Company changed its name to Trident Systems
International, Inc.

The Company, from January 24, 2001 to March, 2001 purchased J.B.E. Electronics, Inc., eKomart, Inc., Futronix, Inc., Sea Hunt, LLC.,
Telcoenergy, LLC., and Satellite Marine Services, Inc.

It was the intention of the Company to develop by acquisition a high technology division as well as a division to acquire and grow traditional "brick and mortar" type operations. The Company intended to use its shares as currency for both acquisition and funding of the acquired businesses. While certain of the acquisitions, namely Telcoenergy, LLC. have, in the opinion of management, been successful, various problems have arisen as to the other acquisitions. Because of misrepresentation and omissions of material facts by management or affiliates of Satellite Marine, the acquisition has been rescinded and all shares issued in connection therewith have been canceled. The JBE and eKomart purchases were also rescinded.

Management has also expressed a concern that the price of its stock had been adversely affected by significant and possibly unlawful short sales. Management is currently planning legal action and sought legal counsel against those involved in the short-selling of its stock. Management feels that the short selling was directly responsible for the failure of the eKomart and JBE business ventures and the retardation in the growth of Telcoenergy, LLC., as well as the failure of the Sea Hunt business.

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

BrandAid Marketing Corporation (formerly known as Salient Cybertech, Inc.) is currently attempting to obtain a declaratory judgment in Florida circuit court to confirm its ownership of Futronix, Inc., and to thereby confirm the sale of Futronix to Trident. Trident has currently taken no position with respect to this law suit, but has, to date, awaited its outcome. To date Trident has advanced $55,000 as against the said sale, and the shares issued to Salient are being held back pending the resolution of this matter.

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

The Company is currently commencing litigation against Satellite Marine, and its owners for fraud and misrepresentation.



Item 2. Changes in Securities.

None.

Item 3. Defaults.

None.

Item 4. Submission Of Matters To A Vote Of Security Holders.

NONE.

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

         1. Incorporated by reference: Quarterly and Annual Reports on Form 10-QSB and 10-KSB, respectively, as filed with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934.

(b)      Reports on Form 8-K

                  NONE

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

                                         Trident Systems International, Inc.

Dated: May 14, 2001
                                         By: /s/Alan R. Sporn
                                         -------------------------------
                                             Alan R. Sporn
                                             President and CEO

EXHIBIT 24.6
                   Consent of Registrant's Auditors


JOSEPH TROCHE                                   32 Main Street
Certified Public Accountants                    Hastings on Hudson NY
                                                10706

Member AICPA & NYSSCPA                   Telephone 914-478-1432
Fax 914-478-1475


May 14, 2002

Securities and Exchange Commission
Washington, D.C. 20549

RE:  Trident Systems International, Inc.
     Report on Form 10-QSB for the Periods ending
     March 31, 2002 and March 31, 2001.





Gentlemen:


     We consent to the Accountant's Review Reports and Statements being filed with the Quarterly Report on Form 10-QSB for the quarter ending on March 31, 2002 and with any amendment thereto. This accounting firm hereby consents to the filing of this consent as an exhibit to the Quarterly Report abovementioned.



/s/Joseph Troche, CPA
May 14, 2002
Joseph Troche, CPA
32 Main Street
Hastings on Hudson NY  10706

PAGE INTENTIONALLY LEFT BLANK