Form 10QSB/A
period 2002-03-31
TRIDENT SYSTEMS INTERNATIONAL INC
filed 2002-06-04
CIK 1116139

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


                       TRIDENT SYSTEMS INTERNATIONAL, INC.
                                 BALANCE SHEETS
                                 March 31, 2002



CURRENT ASSETS

Cash                                   $         -
Marketable Equity Securities             1,199,975
Reserve for Purchase of Futronix, Inc.     800,000
Investment in Telcoenergy, LLC           8,358,192

Total Current Assets                   $10,358,167

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                       $    52,231
Notes Payable Related Party                390,479

Total Current Liabilities                  442,710

STOCKHOLDERS' EQUITY

Common Stock
50,000,000 shares authorized
at $0.001 par value; 7,270,867
shares issued and
outstanding at March 31, 2002                7,271


Preferred Stock-authorized
10,000,000 shares; par value $.001;
4,500,001 shares issued and
outstanding on March 31, 2002                4,501

Capital in excess of par value          11,132,191


Accumulated Deficit                     (1,228,506)


Total Stockholders' Deficiency           9,915,457

                                      $ 10,358,167



The accompanying notes are an integral part of these financial statements.


        4  (F3)


                       TRIDENT SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                  For the Quarters Ended March 31, 2002 and 2001

                                                    March 31
                                              2002               2001

REVENUES                                 $       -           $ 483,424
COST OF SALES                                    -             357,164

GROSS PROFIT                                     -             126,261

EXPENSES                                       800             417,029

NET LOSS FROM OPERATIONS

BEFORE TAXES                                  (800)           (290,768)

PROVISION FOR TAXES                              -                   -

Operating Loss of subsidiary               (25,616)

NET LOSS                                  $(26,416)          $(290,768)

NET LOSS PER COMMON SHARE

Basic                                     $ (0.005)          $  (0.039)

Average Outstanding Shares

Basic                                    7,270,876           7,270,876


The accompanying notes are an integral part of these financial statements.


        5  (F4)


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


                        TRIDENT SYSTEMS INTERNATIONAL, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   Period: Quarter Ending March 31, 2002
                                (continued)


Preferred Shares:

Issuance of 3,000,000

Stock Purchase to Sporn                  3,001     1,996,974


Issuance of 1,000,000
for Subsidiary Purchase                  1,500

Balance at December 31,
2001

Common Shares            7,270,876       7,271

Preferred Shares         4,000,000       4,501

Net Loss For
Fiscal Year 2001                                                 (750,119)

Balance December 31,
2001                                    11,772     11,132,191  (1,202,090)

Net Loss For
Quarter Ended March
31, 2002                                                          (26,416)

Balance March 31,
2002                                    11,772     11,132,191  (1,228,506)


Investment in Telcoenergy, LLC.:

Balance on Purchase:                 8,383,808

Profit(Loss)                           (25,616)

Balance December 31,
2001                                 8,358,192


The accompanying notes are an integral part of these financial statements.


        7  (F6)


                       TRIDENT SYSTEMS INTERNATIONAL, INC.
                           STATEMENT OF CASH FLOWS
                  For the Quarters Ended March 31, 2002 and 2001



                               Dec 31,        Dec 31,
                               2001           2000

                     TRIDENT SYSTEMS INTERNATIONAL, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


March 31,
                                      2002          2001

CASH FLOWS FROM
OPERATING ACTIVITIES:

Net income (Loss)                  $  (800)  $  (290,890)

Adjustment to reconcile
net income to net cash
provided by operating
activities                               -        21,909

Accounts receivable -
net                                      -        40,866
Accounts receivable -
factored                                 -        11,797
Inventories                              -        25,915
Accounts payable                         -        12,506
Working capital
advance                                  -        59,160
Other payable                            -       (21,059)

                                         -      (139,795)

CASH FLOWS FROM
INVESTING ACTIVITIES

Security deposits                        -        (3,877)
Marketable securities/
investment                               -    (2,969,991)
Acquisition of
property and equipment                   -        (1,322)

                                              (2,975,189)

CASH FLOWS FROM
FINANCING ACTIVITIES

Capital contribution                     -             -
Issuance of Preferred
Stocks                                   -     3,000,000
Loans from shareholders                800        51,307
Accrued interest                         -          (549)
Payments for
equipment loans                          -       (15,749)
Payments for notes
and bank loans                           -       (12,205)

                                       800     3,087,804

INCREASE (DECREASE)
IN CASH                                  -       (27,181)

CASH BALANCE-
beginning                                -       391,333

CASH BALANCE-
3/31/01                                  -       364,152


The accompanying notes are an integral part of these financial statements.


        8  (F7)


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