Form 10QSB
period 2002-06-30
TRIDENT SYSTEMS INTERNATIONAL INC
filed 2002-08-14
CIK 1116139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarter ended - June 30, 2002
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

There were 7,270,876 shares of common stock outstanding having a par value of $0.001 per share as of July 31, 2002.

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

                      TRIDENT SYSTEMS INTERNATIONAL, INC.
                    FINANCIAL STATEMENTS AND AUDITOR'S REPORT
                      FOR THE QUARTER ENDED JUNE 30, 2002



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

Member AICPA & NYSSCPA                          Telephone 914-478-1432
                                                Fax 914-478-1475


Board of Directors
Trident Systems International, Inc.


RE:               TRIDENT SYSTEMS INTERNATIONAL, INC.


         REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


We have reviewed the accompanying balance sheet of Trident Systems International, Inc., as of June 30, 2002, the statement of changes in stockholders' equity for the three months ended June 30, 2002 and June 30, 2001, and the related statements of income and cash flows for the three months periods ended June 30, 2002 and June 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Trident Systems International, Inc.

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




/s/Joseph Troche, CPA


August 12, 2002
Joseph Troche, CPA
32 Main Street
Hastings on Hudson NY  10706


        3  (F2)


                       TRIDENT SYSTEMS INTERNATIONAL, INC.
                                 BALANCE SHEETS
                                 June 30, 2002



CURRENT ASSETS

Cash                                   $         -
Marketable Equity Securities                     -
Investment in Telcoenergy, LLC           6,830,430

Total Current Assets                   $ 6,830,430

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                       $    52,231
Notes Payable Related Party                 43,686

Total Current Liabilities                   95,917

STOCKHOLDERS' EQUITY

Common Stock
50,000,000 shares authorized
at $0.001 par value; 7,270,876
shares issued and
outstanding at June 30, 2002                7,271


Preferred Stock-authorized
10,000,000 shares; par value $.001;
4,500,001 shares issued and
outstanding on June 30, 2002                4,501

Capital in excess of par value         11,132,191


Accumulated Deficit                    (4,409,450)


Total Stockholders' Equity              6,734,513

Total Liabilities and
Shareholders' Equity                 $  6,830,430



The accompanying notes are an integral part of these financial statements.


        4  (F3)


                       TRIDENT SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                  For the Quarters Ended June 30, 2002 and 2001

                                                    June 30
                                              2002               2001

REVENUES                                 $       -           $ 483,424
COST OF SALES                                    -             357,164

GROSS PROFIT                                     -             126,261

EXPENSES                                     1,406             417,029

NET LOSS FROM OPERATIONS

BEFORE TAXES                                (1,406)           (290,768)

PROVISION FOR TAXES                              -                   -

Operating Loss of subsidiary               (27,762)

NET LOSS (Operations)                     $(29,168)          $(290,768)


Loss on Marketable Securities
Market Adjustment                       (1,651,776)

Loss on Discontinued Operations         (1,500,000)

NET LOSS                              $ (3,180,544)

NET LOSS PER COMMON SHARE

Basic                                     $ (0.481)          $  (0.039)

Average Outstanding Shares

Basic                                    7,270,876           7,270,876


The accompanying notes are an integral part of these financial statements.


        5  (F4)


                        TRIDENT SYSTEMS INTERNATIONAL, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   Period: Quarter Ending June 30, 2002



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


                        TRIDENT SYSTEMS INTERNATIONAL, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   Period: Quarter Ending June 30, 2002
                                (continued)


Preferred Shares:

Issuance of 3,000,000
Stock Purchase to
A. Sporn                      3,001   1,996,974


Issuance of 1,000,000
for Subsidiary Purchase                  1,500

Balance at December 31,
2001

Common Shares            7,270,876       7,271

Preferred Shares         4,000,000       4,501

Net Loss For
Fiscal Year 2001                                                 (750,119)

Balance December 31,
2001                                    11,772     11,132,191  (1,202,090)

Net Loss For
Quarter Ended March
31, 2002                                                          (26,416)

Net Loss For
Quarter Ended June
30, 2002                                                       (3,180,544)

Balance June 30,
2002                                    11,772     11,132,191  (4,409,450)


Investment in Telcoenergy, LLC.:

Balance on Purchase:                 8,358,192

Loss on Sea Hunt                    (1,500,000)

Profit(Loss)                           (27,762)

Balance December 31,
2001                                 6,830,430


The accompanying notes are an integral part of these financial statements.


        7  (F6)


                     TRIDENT SYSTEMS INTERNATIONAL, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            June 30,
                                      2002          2001

CASH FLOWS FROM
OPERATING ACTIVITIES:

Net income (Loss)                $  (1,406)  $  (290,890)

Adjustment to reconcile
net income to net cash
provided by operating
activities                               -        21,909

Accounts receivable -
net                                      -        40,866
Accounts receivable -
factored                                 -        11,797
Inventories                              -        25,915
Accounts payable                         -        12,506
Working capital
advance                                  -        59,160
Other payable                            -       (21,059)

                                         -      (139,795)

CASH FLOWS FROM
INVESTING ACTIVITIES

Security deposits                        -        (3,877)
Marketable securities/
investment                               -    (2,969,991)
Acquisition of
property and equipment                   -        (1,322)

                                              (2,975,189)

CASH FLOWS FROM
FINANCING ACTIVITIES

Capital contribution                     -             -
Issuance of Preferred
Stocks                                   -     3,000,000
Loans from shareholders              1,406        51,307
Accrued interest                         -          (549)
Payments for
equipment loans                          -       (15,749)
Payments for notes
and bank loans                           -       (12,205)

                                     1,406     3,087,804

INCREASE (DECREASE)
IN CASH                                  -       (27,181)

CASH BALANCE-
beginning                                -       391,333

CASH BALANCE-
3/31/01                                  -       364,152


The accompanying notes are an integral part of these financial statements.


        8  (F7)


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

On March 2, 1998 the Company completed a reverse stock split of one common share for 1,000 shares of outstanding stock and on January 26, 2001 a reverse stock split of 1 share for each 4 outstanding shares. This report has been prepared showing the name "Trident Systems International Inc." and after stock split shares from inception.

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

Income Taxes

On June 30, 2002 the Company had a net operating loss carry forward of $452,771. The Company has had a substantial change in its stockholders and the loss carry forward will not be available for a carryover.


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

The President of the Company purchased the Marketable Securities in June, 2002, at their fair market value of $348,199. The transaction was completed by reducing the Notes payable by the equivalent amount. The loss in value of the Securities was recorded as a loss in the Market Value of Marketable Securities.


        10  (F9)


                     TRIDENT SYSTEMS INTERNATIONAL, INC.
                        Notes to Financial Statements
                                (Continued)


4.  GOING CONCERN

The Company has cash reserves to continue operations for the current year.

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


                                   PART I.

Item 2.       Description of Business and Management's Discussion

                                THE BUSINESS

Telcoenergy, LLC., the sole subsidiary of the Company, was formed in 2000 in the state of Oklahoma. Through its subsidiary, OGC Pipelines, LLC. Telcoenergy owns, maintains and leases gas pipeline easements, primarily in the State of Oklahoma.

OGC has placed no book value on the physical pipelines that are buried in the right-a-ways (easements). However, in light of a more favorable US energy plan after September 11th, 2001, and higher natural gas prices, OGC plans to reactivate certain key pipelines located where there is "shut in" gas production.

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

RESULTS OF OPERATIONS

The Financial data for the quarter ended June 30, 2001 reflect the purchase of JBE Electronics in February, 2001, eKomart in late February, 2001, and Futronix, Sea Hunt, and Telcoenergy in late March 2001.

The purchases of eKomart and JBE have since been rescinded, and any comparison to the financial results of the first quarter of March 2002 would not be meaningful.

The company had no sales revenues for the quarter ended June 30, 2001, which showed revenues of $483,424. During this quarter, the Company was actively seeking opportunities for growth through internally developing its pipeline business as opposed to growth by acquisition. Management came to the conclusion that it would devote its energies to the development of its current business, and has spent the current quarter in planning for that growth.

Gross profit for the first quarter of 2001 were $126,621, as compared to $0 for quarter ended June 30, 2002.

General and Administrative expenses were $417,029 for the quarter ended
June 30, 2001, compared to $1,406 for the same period in 2002. This large decrease in General and Administrative expenses for the period in 2002 is due totally to the disposition of the subsidiaries through rescission of the original purchase agreements.

The operating loss for the quarter ended June 30, 2002 was ($29,168) as compared to an operating loss for the first quarter of 2001 of $290,768.

The net loss for the quarter ended June 30, 2002 was ($3,180,544), as compared to a net loss for the first quarter of 2001 of ($290,768). This increase was due to the write down of the market value of the marketable securities and the loss due to discontinuing the Sea Hunt operations.

The pipeline operation entailed a loss of $27,762 on sales of $856.

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

Sea Hunt, LLC. ceased operations at the end of 2001. It has been determined that the company's operations could not be revived, so the terminal loss of $1,500,000 was recorded on the books of Trident.

During the quarter, the President purchased the Marketable Securities at current market price, thus stopping the eroding of the value of the assets. The asset pool, due primarily to market conditions, had eroded from $1,999,975 in June of 2001 to approximately $348,000 in June of 2002. It currently appears that the value will continue to erode over the next year, so the transaction was effected to maximize the value of the assets in reducing debt owed to the President of the Company.

The purchase was a cashless transaction, effected through the reduction in the notes payable to the president.

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

The Company has currently commenced litigation against Satellite Marine, and its owners for fraud and misrepresentation.



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

        24.6      Consent of Registrant's Auditors                    Page 17

        99.1      Certification of CEO and CAO Respecting Financial
                  Disclosure.                                         Page 18

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

                                         Trident Systems International, Inc.

Dated: August 12, 2002
                                         By: /s/Alan R. Sporn
                                         -------------------------------
                                             Alan R. Sporn
                                             President and CEO

EXHIBIT 24.6
                   Consent of Registrant's Auditors


JOSEPH TROCHE                                   32 Main Street
Certified Public Accountants                    Hastings on Hudson NY
                                                10706

Member AICPA & NYSSCPA                          Telephone 914-478-1432
Fax 914-478-1475


August 12, 2002

Securities and Exchange Commission
Washington, D.C. 20549

RE:  Trident Systems International, Inc.
     Report on Form 10-QSB for the Periods ending
     June 30, 2002 and June 30, 2001.





Gentlemen:


     We consent to the Accountant's Review Reports and Statements being filed with the Quarterly Report on Form 10-QSB for the quarter ending on June 30, 2002 and with any amendment thereto. This accounting firm hereby consents to the filing of this consent as an exhibit to the Quarterly Report abovementioned.



/s/Joseph Troche, CPA
May 14, 2002
Joseph Troche, CPA
32 Main Street
Hastings on Hudson NY  10706

                                   Exhibit   99.1
               Certification of CEO and CAO Respecting Financial Disclosure.


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. (S)1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Trident Systems International, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan R. Sporn, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. (S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                /s/ Alan R. Sporn
                                                ------------------------------
                                                Alan R. Sporn
                                                Chief Executive Officer
                                                August 14, 2002



                            CERTIFICATION PURSUANT TO
                                18 U.S.C.(S)1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Trident Systems International, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Markus, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. (S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                  /s/ Peter Markus
                                                  ----------------------------
                                                  Peter Markus
                                                  Chief Accounting Officer
                                                  August 14, 2002

PAGE INTENTIONALLY LEFT BLANK