Form 10QSB
period 2002-09-30
TRIDENT SYSTEMS INTERNATIONAL INC
filed 2002-11-19
CIK 1116139

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-QSB
             [x]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
                       THE  SECURITIES  EXCHANGE  ACT  OF  1934
                   For  the  quarter  ended  -  September  30,  2002
                                       OR
             [  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
                         SECURITIES  EXCHANGE  ACT  OF  1934
                        For  the  transition  period  from  to

                        Commission  File  Number  000-30769

                       TRIDENT  SYSTEMS  INTERNATIONAL  INC.
                 (Name  of  Small  Business  Issuer  in  its  charter)

              Nevada                                   87-0419231
 (State  or  other  jurisdiction  of     (I.R.S. Employer Identification Number)
  incorporation  or  organization)

          3592  Route  22  West  Whitehouse  New  Jersey            08888
            (Address  of  principal  executive  offices)         (Zip  Code)

       Registrant's  telephone  number,  including  area  code:  (908)  53-1446

           180  Newport  Center  Drive Suite 100  Newport Beach California 92660
                            _____________________
         (Former  name,  former  address  and  former  fiscal  year  if  changed since  last  report).

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

There were 7,270,876 shares of common stock outstanding having a par value of $0.001 per share as of September 30, 2002.

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

                      TRIDENT  SYSTEMS  INTERNATIONAL,  INC.
                    FINANCIAL  STATEMENTS  AND  AUDITOR'S  REPORT
                      FOR  THE  QUARTER  ENDED  SEPTEMBER  30,  2002



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


Board  of  Directors
Trident  Systems  International,  Inc.


RE:               TRIDENT  SYSTEMS  INTERNATIONAL,  INC.


         REVIEW  REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANT


We have reviewed the accompanying balance sheet of Trident Systems International, Inc., as of September 30, 2002, the statement of changes in stockholders' equity for the three months ended September 30, 2002 and September 30, 2001, and the related statements of income and cash flows for the three months periods ended September 30, 2002 and September 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Trident Systems International, Inc.

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




/s/Joseph  Troche,  CPA


November  12,  2002
Joseph  Troche,  CPA
32  Main  Street
Hastings  on  Hudson  NY  10706

                                        3 (F2)

                       TRIDENT  SYSTEMS  INTERNATIONAL,  INC.
                                 BALANCE  SHEETS
                                 September  30,  2002





CURRENT ASSETS

Cash                                   $         -
Marketable Equity Securities                     -
Investment in Telcoenergy, LLC           6,830,430

Total Current Assets                   $ 6,830,430

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                       $    52,231
Notes Payable Related Party                 43,686

Total Current Liabilities                   95,917

STOCKHOLDERS' EQUITY

Common Stock
50,000,000 shares authorized
at $0.001 par value; 7,270,876
shares issued and
outstanding at September 30, 2002            7,271


Preferred Stock-authorized
10,000,000 shares; par value $.001;
4,500,001 shares issued and
outstanding on September 30, 2002            4,501

Capital in excess of par value          11,132,191


Accumulated Deficit                     (4,409,450)


Total Stockholders' Equity               6,734,513

Total Liabilities and
Shareholders' Equity                   $ 6,830,430



The accompanying notes are an integral part of these financial statements.



                                        4 (F3)

                       TRIDENT  SYSTEMS  INTERNATIONAL,  INC.
                            STATEMENTS  OF  OPERATIONS
                  For  the  Quarters  Ended  September  30,  2002  and  2001


                                                 September 30,
                                             2002               2001

REVENUES                                 $       -           $ 483,424
COST OF SALES                                    -             357,164

GROSS PROFIT                                     -             126,261

EXPENSES                                     1,406             417,029

NET LOSS FROM OPERATIONS

BEFORE TAXES                                (1,406)           (290,768)

PROVISION FOR TAXES                              -                   -

Operating Loss of subsidiary               (27,762)

NET LOSS (Operations)                     $(29,168)          $(290,768)


Loss on Marketable Securities
Market Adjustment                       (1,651,776)

Loss on Discontinued Operations         (1,500,000)

NET LOSS                               $(3,180,544)

NET LOSS PER COMMON SHARE

Basic                                      $(0.481)          $ (0.039)

Average Outstanding Shares

Basic                                    7,270,876          7,270,876


The accompanying notes are an integral part of these financial statements.



                                        5 (F4)

                        TRIDENT  SYSTEMS  INTERNATIONAL,  INC.
                  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
                   Period:  Quarter  Ending  September  30,  2002

                        Capital  in
                       Common  Stock          Excess  of      Accumulated
                          (Shares)     Amount  Par Value      Deficit

Balance December 31,
2000                    2,512,296      $ 2,512  $433,409      $(451,971)

Issuance of shares for
Purchase of JBE
Electronics             1,500,000        1,500

Issuance of shares for
Purchase of eKomart,
Inc.                      800,000          800

Issuance of shares for
Purchase of Sea
Hunt/Telco                400,000          400 8,702,808

Issuance of shares for
Purchase of Futronix      400,000          400

Issuance of shares to
Consultants             1,360,000        1,360

Issuance of shares to
Officer                   500,000          500

Rescission of JBE
and eKomart              (201,420)        (201)

TOTAL                   7,270,876        7,271



                                        6 (F5)

                        TRIDENT  SYSTEMS  INTERNATIONAL,  INC.
                  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
                   Period:  Quarter  Ending  September  30,  2002
                                (continued)




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

Balance September 30,
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



                                        7(F6)

                     TRIDENT  SYSTEMS  INTERNATIONAL,  INC.

                    CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS



                                    September  30,
                                      2002          2001

CASH FLOWS FROM
OPERATING ACTIVITIES:

Net income (Loss)                $  (1,406)  $  (290,890)

Adjustment to reconcile
net income to net cash
provided by operating
activities                               -        21,909

Accounts receivable -
net                                      -        40,866
Accounts receivable -
factored                                 -        11,797
Inventories                              -        25,915
Accounts payable                         -        12,506
Working capital
advance                                  -        59,160
Other payable                            -       (21,059)

                                         -      (139,795)

CASH FLOWS FROM
INVESTING ACTIVITIES

Security deposits                        -        (3,877)
Marketable securities/
investment                               -    (2,969,991)
Acquisition of
property and equipment                   -        (1,322)

                                              (2,975,189)

CASH FLOWS FROM
FINANCING ACTIVITIES

Capital contribution                     -             -
Issuance of Preferred
Stocks                                   -     3,000,000
Loans from shareholders              1,406        51,307
Accrued interest                         -          (549)
Payments for
equipment loans                          -       (15,749)
Payments for notes
and bank loans                           -       (12,205)

                                     1,406     3,087,804

INCREASE (DECREASE)
IN CASH                                  -       (27,181)

CASH BALANCE-
beginning                                -       391,333

CASH BALANCE-
3/31/01                                  -       364,152


The accompanying notes are an integral part of these financial statements.



                                        8(F7)

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

Income  Taxes

On September 30, 2002 the Company had a net operating loss carry forward of $452,771. The Company has had a substantial change in its stockholders and the loss carry forward will not be available for a carryover.

                                        9(F8)

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

The President of the Company purchased the Marketable Securities in September, 2002, at their fair market value of $348,199. The transaction was completed by reducing the Notes payable by the equivalent amount. The loss in value of the Securities was recorded as a loss in the Market Value of Marketable Securities.

                                       10(F9)

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


6.  SUBSEQUENT  EVENTS
On October 17th, 2002 the Company acquired the controlling interest in AAMPRO,Inc.

                                       11(F10)

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

RESULTS  OF  OPERATIONS

The Financial data for the quarter ended September 30, 2001 reflect the purchase of JBE Electronics in February, 2001, eKomart in late February, 2001, and Futronix, Sea Hunt, and Telcoenergy in late March 2001.

The purchases of eKomart and JBE have since been rescinded, and any comparison to the financial results of the first quarter of March 2002 would not be meaningful.

The company had no sales revenues for the quarter ended September 30, 2001, which showed revenues of $483,424. During this quarter, the Company was actively seeking opportunities for growth through internally developing its pipeline business as opposed to growth by acquisition. Management came to the conclusion that it would devote its energies to the development of its current business, and has spent the current quarter in planning for that growth.

Gross profit for the first quarter of 2001 were $126,621, as compared to $0 for quarter ended September 30, 2002.

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

It was the intention of the Company to develop by acquisition a high technology division as well as a division to acquire and grow traditional "brick and mortar" type operations. The Company intended to use its shares as currency. for both acquisition and funding of the acquired businesses. While certain of the acquisitions, namely Telcoenergy, LLC. have, in the opinion of management, been successful, various problems have arisen as to the other acquisitions. Because of misrepresentation and omissions of material facts by management or affiliates of Satellite Marine, the acquisition has been rescinded and all shares issued in connection therewith have been canceled. The JBE and eKomart purchases were also rescinded.

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

        24.6      Consent  of  Registrant's  Auditors

        99.1      Certification  of  CEO  and  CAO  Respecting  Financial
                  Disclosure.

(b)      Reports  on  Form  8-K


               Report filed on Form 8-K dated October 23, 2002 reporting the acquisition by the Company of acquired Professional Employer Consulting Services, Inc.


(c)      Other  Filings  Incorporated  by  Reference.

         1. Form 10-SB12G, filed on June 8, 2000 registering the common shares and preferred shares of Toner Systems
                  International,  Inc.  (the  previous  name  of  Trident).

         2. Form 10-SB12G/A, filed on July 7, 2000, updating the information in the original Form 10-SB12G filed on June 8, 2000.

                                   Signatures

         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Trident  Systems  International,  Inc.

Dated:  November  14,  2002
                                         By:  /s/  Stephen  L.  Farkas
                                         -------------------------------
                                             Stephen  L.  Farkas
                                             President  and  CEO