Form 10KSB
period 2002-12-31
TRIDENT SYSTEMS INTERNATIONAL INC
filed 2003-04-24
CIK 1116139

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB




         |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

         | | Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

                                   ----------

                               AAMPRO GROUP, INC.
             (Exact name of registrant as specified in its charter)

              NEVADA                                 87-0419231
(State or Other Jurisdiction of             I.R.S. Employer Identification
Incorporation or Organization)              Number


                  3592 Route 22 W, Whitehouse, New Jersey 08888
              (Address of Principal Executive Offices and Zip Code)

                    Issuer's Telephone Number: (908) 534-1446

         Securities registered pursuant to Section 12(b) of the Act:

         Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value 0.0001 per share

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES  |X|                   NO |  |

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $17,737,830

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on April 18, 2003:
$506,958

Number of shares outstanding of each of the registrant's classes of common stock as of April 18, 2003: Common Stock: 12,664,107

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

None

                               AAMPRO GROUP, INC.
                         2002 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS


Trademarks/Definitions                                                                         3

PART I
Item 1.  Business                                                                              4
Item 2.  Properties                                                                           15
Item 3.  Legal Proceedings                                                                    15
Item 4.  Submission of Matters to a Vote of Security Holders                                  15

PART II
Item 5.  Market for the Registrant's Common Equity and Related                                15
     Stockholder Matters
Item 6.  Management's Discussion and Analysis of Financial                                    16
     Condition and Results of Operations
Item 7.  Financial Statements                                                                 19
Item 8.  Changes in and Disagreements with Accountants on                                     36
     Accounting and Financial Disclosure

PART III
Item 9.  Directors and Executive Officers of the Registrant                                   36
Item 10. Executive Compensation                                                               37
Item 11. Security Ownership of Certain Beneficial Owners and Management                       38
Item 12. Certain Relationships and Related Transactions                                       38

PART IV
Item 13. Exhibits, Financial Statements, and Reports on Form 8-K Signatures                   38


TRADEMARKS/DEFINITIONS

         "AAMPRO" are trademarks of AAMPRO Group, Inc. All other trademarks, service marks or trade names referred to in this Form 10-KSB are the property of their respective owners. Except as otherwise required by the context, all references in this Form 10-KSB to (a) "we," "us," "our," the "Company" or "AAMPRO" refer to the consolidated operations of AAMPRO Group, Inc., a Nevada corporation, and its wholly-owned subsidiaries, AAMPRO, Inc., a New Jersey corporation and (b) "you" refers to the readers of this Form 10-KSB.

PART I

ITEM 1: BUSINESS


GENERAL

         AAMPRO Group, Inc., together with its consolidated subsidiaries, is a professional employer organization ("PEO") that provides a broad range of services comprised primarily of employee leasing and human resources management. These services include payroll and benefits administration, health and workers' compensation insurance programs, state and federal labor compliance, tax filings, safety program design and management and other related services to small and medium-sized businesses nationally with a primary concentration in the tri-state (New York/New Jersey/Pennsylvania) marketplace.

BUSINESS OVERVIEW

         The Company 's services are designed to improve the productivity and profitability of small and medium-sized businesses by relieving business owners and key executives of many employer-related administrative and regulatory burdens and enables them to focus on the core competencies of their businesses. The Company provides services by entering into a Client Service Agreement, which establishes a relationship whereby the Company acts as employer of the employees who work at the client's location ("worksite employees"). Under the Client Service Agreement, the Company becomes the employer of the worksite employees and assumes responsibility for personnel administration and compliance with most employment-related governmental regulations. The Company charges a comprehensive service fee, which is invoiced concurrently with the processing of payroll for the worksite employees of the client. The fee is based upon the gross payroll of each client and the Company's estimated cost of providing the services.

         The Company provides its services on a national basis with a primary focus in the New York, New Jersey and Pennsylvania area and is currently executing a long-term expansion strategy targeting both organic growth and the acquisition of smaller and like-sized competitors.

PEO INDUSTRY

         The PEO industry began to evolve in the early 1980's largely in response to the burdens placed on small and medium-sized employers by an increasingly complex legal and regulatory environment. While various service providers were available to assist these businesses with specific tasks, PEOs emerged as providers of a more comprehensive range of services relating to the employer/employee relationship. In a PEO arrangement, the PEO assumes broad aspects of the employer/employee relationship. Because PEOs provide employee-related services to a large number of employees, they can achieve economies of scale that allow them to perform employment-related functions more efficiently, provide a greater variety of employee benefits and devote more attention to human resources management.

         The Company believes that the key factors driving demand for PEO services include (i) trends relating to the growth and productivity of the small and medium-sized business community in the United States, such as outsourcing and a focus on core competencies, (ii) the need to provide competitive health care and related benefits to attract and retain employees, (iii) the increasing costs associated with health and workers' compensation insurance coverage, workplace safety programs, employee-related complaints and litigation and (iv) complex regulation of labor and employment issues and the related costs of compliance, including the allocation of time and effort to such functions by owners and key executives.

         A significant factor in the development of the PEO industry has been increasing recognition and acceptance of PEOs by federal and state governmental authorities. The PEO companies like AAMPRO, in concert with the National Association of Professional Employer Organizations ("NAPEO"), have worked with the relevant governmental entities for the establishment of a regulatory framework that protects clients and employees, discourages unscrupulous and financially unsound companies, and promotes the legitimacy and further development of the industry. Currently, approximately 21 states have legislation containing licensing, registration, or certification requirements and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and, in the Company's view, has the effect of legitimizing the PEO industry by resolving interpretive issues concerning employee status for specific purposes under applicable state law. New Jersey, our principal place of business enacted a PEO registration statute in 2001 and the Company has duly registered under such statute. The cost of compliance with these regulations is not material to the Company's financial position or results of operations.

PEO SERVICES

         The Company serves small and medium-sized business by providing a broad range of services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management and training and development services. Among the employment-related laws and regulations that may affect a client company are the following:

         o     Internal Revenue Code (the "Code")
         o     Age Discrimination in Employment Act (ADEA)
         o     Federal Income Contribution Act (FICA)
         o     The Family and Medical Leave Act (FMLA)
         o     Federal Unemployment Tax Act (FUTA)
         o     Health Insurance Portability and Accountability Act (HIPAA)
         o     Fair Labor Standards Act (FLSA)
         o     Drug-Free Workplace Act
         o     Employee Retirement Income Security Act (ERISA)
         o     Occupational Safety and Health Act (OSHA)
         o     Consolidated Omnibus Budget Reconciliation Act of 1987 (COBRA)
         o     Worker Adjustment and Retraining Notification Act (WARN)
         o     Immigration Reform and Control Act (IRCA)
         o     Uniform Services Employment and Reemployment Rights Act (USERRA)

         o     Title VII (Civil Rights Act of 1964)
         o     State unemployment and employment security laws
         o     Americans with Disabilities Act (ADA)
         o     State workers' compensation laws

         While these regulations are complex, and in some instances overlapping, the Company assists its client companies in achieving compliance with these regulations by providing services in four primary categories: administrative functions, benefit plans administration, personnel management and employer liability management.

         Administrative Functions. Administrative functions encompass a wide variety of processing and record keeping tasks, mostly related to payroll administration and government compliance. Specific examples include payroll processing, payroll tax deposits, quarterly payroll tax reporting, employee file maintenance, unemployment claims processing and workers' compensation claims reporting.

         Benefit Plans Administration. The Company maintains several benefit plans including the following types of coverage: group health coverage, group term life insurance coverage, accidental death and dismemberment insurance coverage, short-term and long-term disability insurance coverage and a 401(k) plan. The group health plan includes medical, dental, vision and prenatal care, and a prescription drug program. All eligible employees may participate in the 401(k) plan, while various components of the welfare and fringe benefit plans are provided to applicable employees based on eligibility provisions specific to those plans. The Company is responsible for the costs and premiums associated with these plans, acts as plan sponsor and administrator of the plans, negotiates the terms and costs of the plans, maintains the plans in accordance with applicable federal and state regulations and serves as liaison for the delivery of such benefits to worksite employees. The Company believes that this variety and quality of benefit plans are generally not available to employees in its small and medium-sized business target market and are usually offered only by larger companies that can spread program costs over a much larger group of employees. As a result, the Company believes that the availability of these benefit plans provide its clients with a competitive advantage that small and medium-sized businesses are normally unable to attain.

         Personnel Management. The Company provides a wide variety of personnel management services which give its client companies access to resources normally found only in the human resources departments of large companies. Among the human resources services provided by the Company include drafting and reviewing personnel policies and employee handbooks, designing job descriptions, designing performance appraisal processes and forms, and providing professional development and issues-oriented training, employee counseling, substance abuse awareness training, drug testing and compensation guidance.

         Employer Liability Management. Under the Client Services Agreement, the Company assumes many of the employment-related responsibilities associated with its administrative functions, benefit plans administration and personnel management services. For those employment-related responsibilities that are the responsibility of the client, the Company can assist its clients in managing and limiting exposure. This includes safety-related risk management reviews, as well as the implementation of safety programs designed to reduce workers' compensation claims. The Company also provides guidance to clients on avoiding liability for discrimination, sexual harassment and civil rights violations, and participates in termination decisions to attempt to minimize liability on those grounds. The Company also maintains employment practice liability insurance coverage for its clients as part of its comprehensive service, monitors changing government regulations and notifies clients of the potential effect of such changes on employer liability.

CLIENT SERVICE AGREEMENT

         All clients enter into AAMPRO's Client Service Agreement. The Client Service Agreement generally provides for an on-going relationship, subject to termination by AAMPRO or the client upon 30 days written notice.

         The Client Service Agreement establishes the Company's comprehensive service fee, which is subject to periodic adjustments to account for changes in the composition of the client's workforce and statutory changes that affect the Company's costs. Pursuant to the Client Service Agreement, the Company is responsible for personnel administration and is liable for certain employment-related government regulation. In addition, the Company assumes liability for payment of salaries and wages (including payroll taxes) of its worksite employees and responsibility for providing employee benefits to such persons, regardless of whether the client company makes timely payment of the associated service fee. The client receives the worksite employees' services and remains liable for the purposes of certain government regulations, compliance with which requires control of the worksite or daily supervisory responsibility or is otherwise beyond the Company's ability to assume. A third group of responsibilities and liabilities are shared by the Company and the client where such joint responsibility is appropriate. The specific division of applicable responsibilities under the Client Service Agreement is as follows:

AAMPRO

         o Payment of wages and related tax reporting and remittance (state and federal withholding, FICA, FUTA, state unemployment);

         o Workers' compensation compliance, procurement, management and reporting;

         o Compliance with COBRA, IRCA, HIPAA and ERISA (for employee benefit plans sponsored by the Company only), as well as monitoring changes in other governmental regulations governing the employer/employee relationship and updating the client when necessary; and o Employee benefits administration.

Client

         o Payment, through the Company, of commissions, bonuses, paid leaves of absence and severance payments;

         o Payment and related tax reporting and remittance of non-qualified deferred compensation and equity-based compensation;

         o Compliance with Section 414(o) of the Internal Revenue Code regarding benefit discrimination;

         o Compliance with OSHA regulations, EPA regulations, FLSA, WARN and state and local equivalents and compliance with government contracting provisions;

         o Compliance with NLRA, including all organizing efforts and expenses related to a collective bargaining agreement and related benefits;

         o Professional licensing requirements, fidelity bonding and professional liability insurance; and

         o Products produced and/or services provided.

Joint

         o Implementation of policies and practices relating to the employee/employer relationship; and

         o Compliance with all federal, state and local employment laws, including, but not limited to Title VII of the Civil Rights Act of 1964, ADEA, Title I of ADA, FMLA, the Consumer Credit Protection Act, and immigration laws and regulations.

         Because the Company is employer of the worksite employees, it is possible that the Company could incur liability for violations of such laws even if it is not responsible for the conduct giving rise to such liability. The Client Service Agreement addresses this issue by providing that the client will indemnify the Company for liability incurred to the extent the liability is attributable to conduct by the client. Notwithstanding this contractual right to indemnification, it is possible that the Company could be unable to collect on a claim for indemnification and may therefore be ultimately responsible for satisfying the liability in question. The Company maintains certain general insurance and liability coverages (including coverages for its clients) to manage its exposure for these types of claims, and as a result, the costs in excess of insurance premiums incurred by the Company with respect to this exposure have historically been insignificant to the Company's operating results.

         Clients are required to remit their comprehensive service fees no later than one day prior to the applicable payroll date by wire transfer or automated clearinghouse transaction. Although the Company is ultimately liable, as the employer for payroll purposes, to pay employees for work previously performed, it retains the ability to terminate the Client Services Agreement and associated worksite employees or to require prepayment, letters of credit or other collateral upon deterioration in a client's financial condition or upon non-payment by a client. The Company also requires a security deposit equal to one pay period's payroll and a personal guarantee of the services fee by the clients" principals. The security deposit, these rights, the periodic nature of payroll and the overall quality of the Company's client base have resulted in an excellent overall collections history.

CUSTOMERS

         The Company provides a value-added, full-service human resources solution that it believes is most suitable to a specific segment of the small and medium-sized business community. The Company serves client companies and worksite employees nationally.

         All prospective clients are evaluated individually on the basis of workers' compensation risk, group medical history (where permitted by law), unemployment history and operating stability. the Company's client base is broadly distributed throughout a wide variety of industries including:

         o        Legal
         o        Accounting
         o        Manufacturing
         o        Warehousing
         o        Automobile
         o        Medical and Nursing

         This diverse client base lowers the Company's exposure to downturns or volatility in any particular industry. However, the Company's performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.

         The Company focuses heavily on client retention and has had success in retaining clients. Client attrition, when it does occur, is attributable to a variety of factors, including (i) client non-renewal due to price factors, (ii) termination of the Client Services Agreement by the Company resulting from the client's non-compliance or inability to make timely payments; (iii) client business failure, sale, merger, or disposition; and (iv) competition from other PEOs or business services firms.

MARKETING AND ACQUISITIONS

         The Company's marketing strategy is based on the application of techniques that have produced consistent and predictable results in the past. The Company's organic growth model generates sales leads from three primary sources: direct sales efforts, advertising and referrals. These leads result in initial presentations to prospective clients, and, ultimately, the gathering of information about the prospect's employees, including job classification, state of employment, workers' compensation claims history, group medical information (where permitted by law), salary, and desired level of benefits. The Company's management then develops a bid. Concurrent with this process, the prospective client's workers' compensation, health insurance, employer practices and financial stability are evaluated from a risk management perspective. This prospective client screening process plays a vital role in controlling the Company's benefits costs and limiting its exposure to liability. Upon completion of a favorable risk evaluation, the Company presents its bid and attempts to secure a Client Services Agreement with the prospective client.

         In the fourth quarter of 2002, the Company launched a new marketing and expansion program. This strategy is comprised of both a sector acquisition strategy and a multi-channel marketing campaign. The dual focus of this strategy will enable to Company to maintain its growth program in a variety of business climates.

         The acquisition component of the strategy is to acquire other PEO businesses or complementary businesses that will create captive revenue for the PEO. Towards that end, AAMPRO acquired the business operations and client roster of another PEO, National Employment Alternatives, Inc. ("NEA") at the end of December 2002. NEA was acquired for a total amount of $45,000.00 with $5,000 paid at closing and the balance in eight (8) equal monthly installments. The administrative service revenue from the NEA clients meet and/or exceed the monthly payments due NEA. In addition, AAMPRO entered into a Definitive Letter of Intent to acquire AMSTAFF, Inc., a New Jersey based computerized payroll company. In January 2003, AAMPRO acquired AMSTAFF, Inc. for 100,000 stock options with an exercise price of $.50 eah. Concurrent with that acquisition, AAMPRO formed a new subsidiary entitled AAMPROPAY, LLC to enter the computerized payroll market.

         The multi-channel marketing campaign includes the systematic increase of the Company's sales force through its proprietary geo-marketing zones. The program also includes close support of print and radio media coupled with interactive sales presentations.

INDUSTRY REGULATION

         The Company's operations are affected by numerous federal and state laws relating to tax and employment matters. By entering into Client Services Agreement, the Company assumes certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of non-traditional employment relationships, such as PEOs, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. Currently, 21 states have passed laws that have licensing, registration or certification requirements for PEOs, and several others are considering such regulation.

         Certain federal and state statutes and regulations use the terms "employee leasing" or "staff leasing" to describe the arrangement among a PEO and its clients and worksite employees. The terms "employee leasing," "staff leasing" and "professional employer arrangements" are generally synonymous in such contexts and describe the arrangements entered into by AAMPRO, its clients and worksite employees.

         As an employer, the Company is subject to all federal statutes and regulations governing the employer/employee relationship. Subject to the issues discussed below, the Company believes that its operations are in compliance in all material respects with all applicable federal statutes and regulations.

EMPLOYEE BENEFIT PLANS

         The Company offers various employee benefit plans to eligible employees, including its worksite employees. AAMPRO maintains these employee benefit plans as "single-employer" plans rather than "multiple-employer" plans. These plans include the 401(k) Plan (a profit-sharing plan with a cash or deferred arrangement ("CODA") under Code Section 401(k) and an employer matching contribution feature under Code Section 401(m)); a cafeteria plan under Code
Section 125; a group welfare benefits plan which includes medical, dental, vision, life insurance, disability and worklife programs. Generally, employee benefit plans are subject to provisions of both the Internal Revenue Code and the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

         Employer Status. In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees. Generally, an entity is an "employer" of individuals for federal employment tax purposes if an employment relationship exists between the entity and the individuals under the common law test of employment. In addition, the officers of a corporation are deemed to be employees of that corporation for federal employment tax purposes. The common law test of employment, as applied by the IRS, involves an examination of approximately 20 factors to ascertain whether an employment relationship exists between a worker and a purported employer. Generally, the test is applied to determine whether an individual is an independent contractor or an employee for federal employment tax purposes and not to determine whether each of two or more companies is a "co-employer." Substantial weight is typically given to the question of whether the purported employer has the right to direct and control the details of an individual's work. Among the factors which appear to have been considered more important by the IRS are (i) the employer's degree of behavioral control (the extent of instructions, training and the nature of the work), (ii) the financial control or the economic aspects of the relationship, and (iii) the intended relationship of the parties (whether employee benefits are provided, whether any contracts exist, whether services are ongoing or for a project, whether there are any penalties for discharge/termination, and the frequency of the business activity.

         ERISA Requirements. Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines "employer" as "any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan." ERISA defines the term "employee" as "any individual employed by an employer." The United States Supreme Court has held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA. A definitive judicial interpretation of "employer" in the context of a PEO or employee leasing arrangement has not been established.

         If the Company was found not to be an employer with respect to worksite employees for ERISA purposes, its plans would not comply with ERISA. Further, as a result of such finding the Company and its plans would not enjoy, with respect to worksite employees, the preemption of state laws provided by ERISA and could be subject to varying state laws and regulations, as well as to claims based upon state common laws. Even if such a finding were made, the Company believes it would not be materially adversely affected because it could continue to make available similar benefits at comparable costs.

         In addition to ERISA and the Code provisions discussed herein, issues related to the relationship between the Company and its worksite employees may also arise under other federal laws, including other federal income tax laws.

         Possible Multiple Employer Plan Treatment. On February 11, 2000, the U.S. Department of Labor ("DOL") issued regulations requiring that multiple employer welfare agreements ("MEWAs") file an annual return disclosing certain information (the "Form M-1"). In general, a MEWA is defined broadly to include any employee welfare benefit plan or other arrangement that is established or maintained for the purpose of offering or providing medical benefits to the employees of two or more employers (including one or more self-employed individuals).

         The DOL's definition of what constitutes a MEWA can be construed so broadly that it was necessary for the regulations to expressly exempt insurance companies and specified collectively bargained plans from the filing requirements. Without the exemption, these entities believed that they could be categorized as MEWAs and be required to file the Form M-1.

         The Company's position is that it has established itself, by agreement with its clients, as the employer for purposes of sponsoring its group health plan. Consistent with this philosophy, AAMPRO's group health plan is structured as a single-employer plan. The Company, however, is concerned that given the breadth of the DOL's MEWA definition, the DOL could take the position that its group health plan is a MEWA and in such event, it could have a material adverse affect on the Company.

FEDERAL EMPLOYMENT TAXES

         The Company assumes responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to worksite employees. There are essentially three types of federal employment tax obligations: (i) withholding of income tax requirements governed by Code Section 3401, et seq.; (ii) obligations under FICA, governed by Code Section 3101, et seq.; and (iii) obligations under FUTA, governed by Code Section 3301, et seq. Under these Code sections, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.

         Code Section 3401, which applies to federal income tax withholding requirements, contains an exception to the general common law test applied to determine whether an entity is an "employer" for purposes of federal income tax withholding. Section 3401(d)(1) states that if the person for whom services are rendered does not have control of the payment of wages, the "employer" for this purpose is the person having control of the payment of wages. The Treasury regulations issued under Section 3401(d)(1) state that a third party can be deemed to be the employer of workers under this section for income tax withholding purposes where the person for whom services are rendered does not have legal control of the payment of wages. While Section 3401(d)(1) has been examined by several courts, its ultimate scope has not been delineated. Moreover, the IRS has to date relied extensively on the common law test of employment in determining liability for failure to comply with federal income tax withholding requirements.

         Accordingly, while the Company believes that it can assume the withholding obligations for worksite employees, in the event the Company fails to meet these obligations the client company may be held jointly and severally liable therefor. While this interpretive issue has not to the Company's knowledge discouraged clients from enrolling with the Company, there can be no assurance that a definitive adverse resolution of this issue would not do so in the future. These interpretive uncertainties may also impact the Company's ability to report employment taxes on its own account rather than for the accounts of its clients.

STATE REGULATION

         While many states do not explicitly regulate PEOs, 21 states (including New Jersey) have passed laws that have licensing, registration or certification requirements for PEOs, and several states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the relationship between PEO and client for unemployment, workers' compensation and other purposes under state law. the Company holds a licenses in New Jersey. Regardless of whether a state has licensing, registration or certification requirements, the Company faces a number of other state and local regulations that could impact its operations.

COMPETITION

         The Company provides a value-added, full-service human resources solution that it believes is most suitable to the small and medium-sized business community. Competition in the PEO industry revolves primarily around quality of services, scope of services, choice and quality of benefits packages, reputation and price. The Company believes that reputation, service excellence, regulatory expertise, financial resources, risk management and information technology capabilities distinguish leading PEOs from the rest of the industry. The Company also believes that it competes favorably in these areas.

         Due to the differing geographic regions and market segments in which most PEOs operate, and the relatively low level of market penetration by the industry, the Company considers its primary competition to be the traditional in-house provision of employee-related services. The PEO industry is highly fragmented, and consists of like-sized competitors and large national companies. The largest national competitors include Administaff, Gevity HR and PEO divisions of large business services companies such as Automatic Data Processing, Inc. and Paychex, Inc. As the Company and other PEOs expand, the Company expects that competition may intensify. In addition, the Company competes to some extent with fee-for-service providers such as payroll processors and human resource consultants.

INTELLECTUAL PROPERTY

         Our intellectual property consists of our trademarks including "AAMPRO". The Company has not filed applications for registration of any of its trademarks. The Company regards the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success. We rely on a combination of copyright, trademark, service mark and trade secret laws, and contractual restrictions to establish and protect our proprietary rights in products and services.

         Although we do not believe that we infringe the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to past, current or future technologies. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation and could have a material adverse effect upon our business, results of operations and financial condition.

EMPLOYEES

         As of December 31, 2002, the Company employed 14 full-time corporate administrative and sales employees. The Company is currently hiring principally in the sales and marketing areas.

         The future success of the Company will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of our senior management personnel. The competition for qualified personnel in our industry and geographical location is intense, and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future. The Company has never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

SUBSIDIARIES

         The Company currently has one wholly-owned subsidiary, AAMPRO, Inc., a New Jersey corporation.

FORWARD-LOOKING STATEMENTS

         The Company or management may make or may have made certain forward-looking statements, orally or in writing, such as those within Management's Discussion and Analysis contained in its various SEC filings. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Such statements are therefore qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those described in such forward-looking statements.

         The Company cautions the reader that this list of factors is not intended to be exhaustive. The Company operates in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such factors, nor can it assess the impact, if any, of such factors on the Company's business or the extent to which any factors may cause actual results to differ materially from those described in any forward-looking statement. None of the Company's forward-looking statements should be relied upon as a prediction of actual results.

         The Company faces risks and uncertainties that could render actual events materially different than those described in our forward-looking statements. These risks and uncertainties are described elsewhere in this report.

ITEM 2: PROPERTIES

         Our executive offices consists of approximately 2,600 square feet of office space in Whitehouse, NJ which also houses our AAMPRO, Inc. subsidiary. This facility is leased pursuant to a lease expiring September 2003. The lease contains two one-year renewal options. The monthly rent is currently $3,200 and our leased space is still sufficient to cover future growth. AAMPRO believes that its current facilities are adequate for the purposes for which they are intended and that they provide sufficient capacity to accommodate AAMPRO's short-term expansion plan. AAMPRO will continue to evaluate the need for additional facilities based on the rate of growth in worksite employees, the geographic distribution of the worksite employee base and AAMPRO's long-term service delivery requirements.

ITEM 3: LEGAL PROCEEDINGS

         None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of December 31, 2002, there were 362 stockholders of record. The Company believes that it has approximately 600 beneficial stockholders.

         The Company's common stock trades on the NASDAQ's Over-The-Counter Bulletin Board under the symbol: AAPO.

         The following table sets forth the range of high and low bid prices per share of common stock as provided by Commodity Systems, Inc. The quotations shown below reflect inter-dealer prices, without mark-up, mark-down or commissions and may not present actual transactions.

                                             Common Stock
                                                 Low            High
                                            ------------- ---------------
Quarter ended:
March 31, 2001                                     .15          .55
June 30, 2001                                      .05          .38
September 30, 2001                                 .002         .11
December 31, 2001                                  .001         .002
March 31, 2002                                     .01          .04
June 30, 2002                                      .01          .08
September 30, 2002                                 .01          .04
December 31, 2002*                                 .01         1.10

* Reflects results of 1-for-40 stock split in October, 2002

         The Company has never declared, nor has it paid, any cash dividends on its Common Stock. The Company currently intends to retain any earnings to finance future growth and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period. Within this discussion and analysis, all dollar amounts (except for per share amounts) have been rounded to the nearest thousand.

         The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for each of the years in the two-year period ended December 31, 2002.

                                                   Years ended December 31,

                                                       2002           2001
                                                      -----           ----

Percentage of sales:
Sales                                                   100%           100%
Cost of sales                                            98%            96%
                                                   ------------- -------------
Gross profit                                              2%             4%

Sales, marketing and support                              -              -

General and administrative                                5%             5%
                                                   ------------- -------------

Total operating expenses                                  5%             5%

Net income (loss) from operations                        (3%)           (1%)

Other (expense) income, net                               -              -

Net income (loss) before income taxes                    (3%)           (1%)

Income tax benefit                                        -              -

Net income (loss)                                        (3%)           (1%)
                                                   ============= =============

NET REVENUES

         Our overall revenues increased from $17,666,624 in 2001 to $17,737,830 in 2002. All of our revenues in 2002 were from our AAMPRO, Inc. subsidiary.

COST OF REVENUES AND GROSS MARGIN

         AAMPRO's cost of revenues is composed primarily of:
         o Client and Client Employee Payrolls
         o Benefits Premium and Administration
         o Federal and State Income Tax and Payroll Tax

         Cost of revenues, as a percentage of net revenues increased to 98% in 2002 from 96% in 2001 primarily due to increase in insurance premiums and in particular health insurance increases.

OPERATING EXPENSES

                                         2002                  2001                      Change
                                         ----                  ----                      ------

Marketing, sales and support             $25,283               $32,577                   (0.22%)

Percentage of net sales                  0.14%                 0.18%                     -

         Marketing, sales and support expenses for AAMPRO decreased to $25,283 in 2002 from $32,577 in 2001. This decrease was due to cost control measures implemented in 2002.

                                         2002                  2001                      Change
                                         ----                  ----                      ------

General and administrative               $819,832              $811,733                  1.0%

Percentage of net sales                  4.79%                 4.58%                     -


         General and administrative expenses are composed principally of salaries of administrative personnel, fees for professional services and facilities. General and administrative expenses increased to $819,832 in 2002 from $811,733 in 2001. This increase was mostly due to the transition from a private company to a public company. The 2002 figures for G&A include fees associated with the Company transitioning to a public company with the requisite reporting requirements. Furthermore, in order to position the company for growth and development, it was necessary to retain several consultants on behalf of the Company. By retaining consultants instead hiring additional staff, the Company was able to save on usual and customary benefits and payroll taxes. Furthermore, the consultants were paid either through the issuance of stock and\or stock options which preserved cash flow.

INCOME TAXES

         The Company switched from Subchapter S status to C corp. commencing in the fourth quarter of 2002. As such the Company does not receive the benefit of its net operating loss from the first previous three quarters, however, the Company will receive the benefit of its net operating loss for the fourth quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities during 2002 was $200,323, a decrease of $161,977 compared with net cash provided by operating activities of $362,300 in 2001.

         Net cash used in investing activities in 2002, was $49,481, an increase of $24,481 compared with net cash used in investing activities of $25,000 in 2001.

         Net cash used in financing activities in 2002 was $13,382 for [e.g. payments on capital leases], as compared with $326,146 used in 2001.

         Our capital requirements are dependent on several factors, including marketing, acquisitions, professional fees and consulting expenses. At December 31, 2002, we had cash and cash equivalents totaling $148,614 compared to $11,154 at December 31, 2001.

         We believe that our current cash and cash equivalents along with cash to be generated by operations in 2003 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next fiscal year.

         If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

         The Company has embarked on a capital raising campaign through a private placement of its 10% Series A Preferred Stock in units consisting of 30,000 shares of Series A Preferred Stock together with 30,000 warrants having an exercise price of $.75 and 30,000 warrants have an exercise price of $1.25. Each Unit is priced at $22,500.00. The Preferred Shares are convertible into common stock by multiplying the average bid price by .75 with a cap of $1.00 and a conversion floor of $.50.

RISKS AND UNCERTAINTY

         Our business is subject to the effects of general economic conditions, and in particular competition and government regulation.

         Other risks and uncertainties for the Company include, but are not limited to:

         o Adverse changes in general economic conditions in any of the countries in which we do business, including the U.S., Europe, Japan and other geographic areas o We might not be able to fund its working capital needs from cash flows o Increased competition o Litigation

         We may experience material fluctuations in future revenues and operating results on a quarterly or annual basis resulting from a number of factors, including but not limited to the risks discussed above.

         The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be available on a timely basis, the risk that such products and upgrades may not achieve market acceptance, the risk that competitors will develop similar products and reach the market first, and the risk that we would not be able to fund its working capital needs from cash flow.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition and Returns

Revenue is recognized as services are provided. Billing to the Company's clients is based on the average annual cost for services spread in equal payments over the clients' annual billing cycle. Billings do not reflect actual expenses incurred due to the front loading and subsequent phase-out of expenses and taxes. As a direct result of this averaging, net income is decreased during the first half of the year and subsequently increases during the second half of the year. Furthermore, gross revenues generally increase in the fourth quarter primarily due to salary increases and bonuses that client companies award their employees during this period.

ITEM 7: FINANCIAL STATEMENTS


Index to Item 7: Financial Statements                                   Page
-------------------------------------                                   ----
Report of Independent Certified Public Accountants                      20
Consolidated Balance Sheet                                              21
Consolidated Statements of Operations                                   23
Consolidated Statements of Stockholders' Equity                         24
Consolidated Statements of Cash Flows                                   25
Notes to Consolidated Financial Statements                              27

                      Rosenberg Rich Baker Berman & Company
                                380 Foothill Road
                              Bridgewater, NJ 08807

                          Independent Auditors' Report


To the Board of Directors and Stockholders of AMPRO Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of AAMPRO Group, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (impairment) and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
         .........
In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AAMPRO Group, Inc. and Subsidiaries as of December 31, 2002 and the consolidated results of their operations, cash flows and changes in stockholders' equity (impairment) for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 14, 2003

                       AAMPRO Group, Inc. and Subsidiaries
                        Consolidated Financial Statements
                           Consolidated Balance Sheet
                                December 31, 2002

                  Assets

Current Assets
         Cash - Note 2                                                                                    $     148,614
         Accounts receivable - Notes 1, 2                                                                       702,496
         Notes receivable                                                                                         3,250
         Prepaid consulting - Notes 1, 8                                                                         26,400
                                                                                                            --------------
                  Total Current Assets                                                                          880,760

Customer lists, net of accumulated amortization of $252,200 - Note 4                                            380,400
Property and equipment, net of $58,924 of accumulated depreciation - Notes 1, 3                                  32,493
Deposits                                                                                                          3,525
                                                                                                            --------------
                  Total Assets                                                                                1,297,178
                                                                                                            ==============

                  Liabilities and Stockholders' Equity (Impairment)

Current Liabilities
         Accounts payable                                                                                        54,438
         Accrued expenses                                                                                       446,267
         Health benefits payable - Note 5                                                                       747,839
         Payroll taxes payable                                                                                  357,099
         Current maturities of long-term debt - Note 6                                                           15,095
         Client deposits                                                                                        109,893
                                                                                                            --------------
                  Total Current Liabilities                                                                   1,730,631

Long-term debt, excluding current maturities - Note 6                                                            53,391
                                                                                                            --------------
                  Total Liabilities                                                                           1,784,022
                                                                                                            --------------

Stockholders' Equity (Impairment)
         Common stock, no par value, 50,000,000 shares authorized, 12,664,107
                  issued and outstanding                                                                         12,664
         Additional paid in capital                                                                             258,477
         Accumulated (deficit)                                                                                 (757,985)
                                                                                                            --------------

                  Total Stockholders' Equity (Impairment)                                                      (486,844)
                                                                                                            --------------

                  Total Liabilities and Stockholders' Equity (Impairment)                                 $ 1,297,178
                                                                                                            ==============



               See notes to the consolidated financial statements.


                       AAMPRO Group, Inc. and Subsidiaries
                        Consolidated Financial Statements
                      Consolidated Statements of Operations


                                                                                          Year Ended December 31,
                                                                                          --------------------------------
                                                                                                2002              2001
                                                                                          ----------------  --------------
Revenue - Note 1                                                                       $    17,737,830    $   17,666,624
                                                                                          ----------------  --------------

Cost of Services
         Payroll                                                                            14,827,693        14,819,854
         Payroll taxes                                                                       1,414,065         1,153,672
         Employee benefits                                                                   1,058,674           875,797
         Workers compensation insurance                                                        165,691            78,939
                                                                                          ----------------  --------------
                  Total Cost of Services                                                    17,466,123        16,928,262
                                                                                          ----------------  --------------

Gross Profit                                                                                   271,707           738,362
                                                                                          ----------------  --------------

Operating Expenses
         General and administrative expenses                                                   591,594           742,880
         Selling expenses                                                                       25,283            32,577
         Depreciation                                                                           20,108            24,783
         Impairment of customer list - Note 4                                                  160,216                 -
         Amortization                                                                           47,914            44,070
                                                                                          ----------------  --------------
                  Total Operating Expenses                                                     845,115           844,310
                                                                                          ----------------  --------------

Loss From Operations                                                                          (573,408)         (105,948)
                                                                                          ----------------  --------------

Other Income (Expense)
         Interest income                                                                           869                 -
         Interest expense                                                                      (22,172)          (19,065)
                                                                                          ----------------  --------------
                  Total Other (Expense)                                                        (21,303)          (19,065)
                                                                                          ----------------  --------------

                                                                                              (594,711)         (125,013)
Loss Before Income Taxes

Income Taxes                                                                                       500               200
                                                                                          ----------------  --------------
                                                                                       $      (595,211)   $     (125,213)
Net Loss
                                                                                          ================  ==============

Earning (Loss) Per Share (Note 1)                                                      $         (0.06)   $        (0.01)

Weighted Average Number of Common Shares Outstanding                                        10,757,258        10,264,107

               See notes to the consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
                        Consolidated Financial Statements
          Consolidated Statements of Stockholders' Equity (Impairment)
            For the Period January 1, 2001 through December 31, 2002




                                                           Common Stock            Additional
                                                   -----------------------------
                                                    Number of         Amount        Paid In        Accumulated
                                                      Shares                        Capital         (Deficit)        Total
                                                   -------------   -------------  -------------  ----------------  --------------


              Balance, January 1, 2001                2,500     $      100      $      -       $      (37,561)   $      (37,461)

Net Loss for the Year Ended
      December 31, 2001                                      -              -     -                  (125,213)         (125,213)

Contributed Capital                                          -              -        120,035                -           120,035
                                                   -------------   -------------  -------------  ----------------  --------------
                                                         2,500            100        120,035         (162,774)          (42,639)
Balance, December 31, 2001

Recapitalization of Shares Pursuant to Reverse
         Merger Acquisition                         10,261,607         10,164         68,342                -            78,506

Common Stock Issued for Consulting Services          2,400,000          2,400         55,100                -            57,500

Option Issued for Consulting Services                        -              -         15,000                -            15,000

Net Loss for the Year Ended
December 31, 2002                                            -              -              -         (595,211)         (595,211)
                                                   -------------   -------------  -------------  ----------------  --------------
                                                    12,664,107  $      12,664   $    258,477   $     (757,985)   $     (486,844)
Balance, December 31, 2002
                                                   =============   =============  =============  ================  ==============



               See notes to the consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
                        Consolidated Financial Statements
                      Consolidated Statements of Cash Flows

                                                                                                      Year Ended December 31,
                                                                                                 ----------------------------------
                                                                                                      2002               2001
                                                                                                 ---------------    ---------------
                            Cash Flows From Operating Activities
                                              Net Loss                                        $      (595,211)   $      (125,213)
                            Adjustments to Reconcile Net Loss to Net Cash
                  Provided by Operations
                           Depreciation and amortization                                               68,022             68,853
                           Impairment of customer lists                                               160,216                  -
                           Stock and option issued for consulting services                             72,500                  -
         Decrease (Increase) in Assets
                           Accounts receivable                                                       (469,033)            82,685
                           Prepaid consultants                                                        (26,400)             1,015
                           Deposits                                                                      (325)                 -
         Increase (Decrease) in Liabilities
                           Bank overdraft                                                            (117,241)            15,216
                           Accounts payable                                                           (38,169)            85,849
                           Accrued expenses                                                           405,090            (38,364)
                           Health benefits payable                                                    462,462            236,005
                           Payroll taxes payable                                                      269,085             10,700
                           Client deposits                                                              9,327             25,554
                                                                                                 ---------------    ---------------
                  Net Cash Provided by Operating Activities                                          200,323            362,300
                                                                                                 ---------------    ---------------
    Cash Flows From Investing Activities
         Purchase of equipment                                                                       (4,481)            (25,000)
         Cash paid for customer list                                                                 (45,000)           -
                                                                                                 ---------------    ---------------
         Net Cash (Used) in Investing Activities                                                     (49,481)           (25,000)
                                                                                                 ---------------    ---------------
    Cash Flows From Financing Activities
         Advances to vendor                                                                          -                  (587,600)
         Advances from vendor                                                                        -                  137,980
         Advances for notes receivable                                                               3,250              -
         Repayments of note payable                                                                  (16,632)           (1,420)
         Repayment of stockholder loans                                                              -                  (120,035)
         Loans from stockholder                                                                      -                  21,168
         Proceeds from note payable                                                                  -                  30,000
         Proceeds from long term note payable                                                        -                  73,726
         Proceeds from contribution of capital                                                       -                  120,035
                                                                                                 ---------------    ---------------
    Net Cash (Used) in Financing Activities                                                          (13,382)           (326,146)
                                                                                                 ---------------    ---------------
    Net Increase in Cash                                                                             137,460            11,154
    Cash at Beginning of Year                                                                        11,154             -
                                                                                                 ---------------    ---------------
    Cash at End of Year                                                                          $   148,614        $   11,154
                                                                                                 ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the year for:
                  Interest Expense                                                               $    22,172        $   19,065
                                                                                                 ===============    ===============
                  Income Taxes                                                                   $       200        $      200
                                                                                                 ===============    ===============


NON-CASH INVESTING AND FINANCING ACTIVITIES
 During the year ended December 31, 2001 the Company acquired a customer list in exchange for the forgiveness of advances to a vendor.

               See notes to the consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

AAMPRO Group, Inc. and Subsidiaries (the "Company") was organized on October 8, 1995 under the laws of the State of New Jersey. The Company is primarily engaged in the business of providing employee leasing, payroll, benefits and human resource management services to small and middle market businesses in a variety of industries.

Effective October 1, 2002, the Company entered into an agreement to acquire all of the outstanding common stock of Trident Systems, Inc. (Trident). Pursuant to the agreement, AAMPRO, Inc. exchanged 100% of their common shares for 10,261,607 newly issued shares of Trident.

         For accounting purposes, the acquisition has been treated as a reverse acquisition or public shell merger of Trident by AAMPRO, Inc. and as a recapitalization of AAMPRO. The historical financial statements prior to October 1, 2002, are those of AAMPRO, Inc. Subsequent to the exchange, Trident changed its name to AAMPRO Group, Inc. The Company's operations are entirely those of AAMPRO Group, Inc.

Principles of Consolidation
The consolidated financial statements include the accounts of AAMPRO Group, Inc. and its wholly owned subsidiary, AAMPRO, Inc. All significant intercompany balances and transactions have been eliminated.

Use of Estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Allowance for Doubtful Accounts
An allowance for doubtful accounts for 2002 has not been established, as all accounts receivable are considered to be collectible.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets: 3-5 years for computer equipment and software and 7 years for office furniture and equipment. Repairs and maintenance expenditures which do not extend the useful lives of related assets are expensed as incurred.

Revenue Recognition
Revenue is recognized as services are provided. Billing to the Company's clients is based on the average annual cost for services spread in equal payments over the clients' annual billing cycle. Billings do not reflect actual expenses incurred due to the front loading and subsequent phase-out of expenses and taxes. As a direct result of this averaging, net income is decreased during the first half of the year and subsequently increases during the second half of the year. Furthermore, gross revenues generally increase in the fourth quarter primarily due to salary increases and bonuses that client companies award their employees during this period.

Loss Per Share
Loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128. "Earnings Per Share," is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

Securities Issued for Services
The Company accounts for common stock issued for services by reference to the fair market value of the Company's stock on the date of stock issuance. Compensation and consulting expenses are recorded at the fair market value of the stock issued.

Advertising Costs
Advertising costs are charged to operations when incurred. Advertising expense was $17,555 and $32,577 for the years ended December 31, 2002 and 2001 respectively.

Income Taxes
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, as applicable. Deferred taxes relate to the differences between financial reporting and income tax carrying amounts of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal and state income taxes.

Through September 30, 2002, (prior to the recapitalization) AAMPRO, Inc. had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and State Regulations by consent of their shareholder. Under those provisions, AAMPRO, Inc. did not pay federal and state corporate income taxes on income. Also, AAMPRO, Inc. did not receive the benefit of net operating losses. Instead, the shareholder was liable for and received the benefit from AAMPRO, Inc. taxable income or operating loss on his individual income tax returns.

NOTE 2 - CONCENTRATIONS OF BUSINESS AND CREDIT RISK

At times throughout the year, the Company may maintain certain bank accounts in excess of FDIC insured limits.

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and does not maintain an allowance for doubtful accounts because management believes all accounts receivable are considered to be collectible.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following at December 31, 2002:

Computer equipment and software                       $         86,917
Office furniture                                                 4,500
                                                          ---------------
         Total                                                  91,417
Less: accumulated depreciation                                  58,924
                                                          ---------------
         Total                                        $         32,493
                                                          ===============

Depreciation expense charged to operations amounted to $20,108 and $24,783 for the years ended December 31, 2002 and 2001, respectively.

NOTE 4 - CUSTOMER LISTS

On April 1, 2001, the Company acquired a customer list from a vendor in exchange for the forgiveness of advances and the assumption of liabilities which net to $587,600. The customer list is being amortized on a straight-line basis over 10 years. Amortization expense was $47,914 for the year ended December 31, 2002 and $44,070 for the year ended December 31, 2001.

During 2002, the Company determined that, based on estimated future cash flows, the carrying amount of the above customer list exceeds fair value by $160,216, accordingly, an impairment loss of that amount was recognized and is included in operating expenses.

On December 23, 2002, the Company acquired a customer list from a competitor. In consideration thereof, the Company paid $5,000 on December 23, 2002 and agreed to pay $40,000 over a period of eight months commencing February 2003, which is included in accrued expenses. The customer list is being amortized on a straight-line basis over ten years. No amortization expense was recognized in 2002.

NOTE 5 - EMPLOYEE BENEFIT PLANS

Medical Benefit Plans

The Company offers fully-insured and self-insured medical benefits to employees. Participating employer customers may participate or opt to offer their own insurance coverage to employees.

The Company's self-insured plan is a self-funded employee welfare benefit plan pursuant to the Employee Retirement Income Security Act of 1974, as amended. The plan administration is provided by a third party Claims Supervisor for claim form submissions, correspondence, benefit determinations, claim processing and disbursement preparation. All eligible employees may participate in the welfare benefit plan upon satisfaction of the waiting period, completion of enrollment documents and meeting eligibility requirements. Participating employees contribute to the cost of their coverage premiums through payroll deductions.

Such payroll deductions are recorded as revenue when billed to client employers. The plan offers Network and Non-Network Provider Organization medical services, hospital services, inpatient and outpatient treatment, prescription drug, vision care and dental benefits. The Company is protected against unanticipated catastrophic claims through an individual excess insurance risk policy.

Accrued Health Insurance Plan Claims as of December 31, 2002 amounted to $693,272, and consists of amounts due to providers based on claims filed and estimates of claims incurred before December 31, 2002 but not reported.

NOTE 6 - LONG-TERM DEBT

    Long-term debt is comprised of the following:

         Installment Notes
         Interest at 15.3% due in monthly installments of $239 including interest through
         December 2005 secured by equipment with a net book value of $3,041                             $         6,379

         Interest at 15.3% due in monthly installments of $599 including interest through May
         2006 secured by equipment with a net book value of $18,750                                              18,670

         Interest at 10% due in monthly installments of $1,033 including interest through April
         2007                                                                                                    43,437
                                                                                                            --------------
                                                                                                                 68,486
                           Total

                  Less Current Maturities                                                                        15,095
                                                                                                            --------------
                  Long-Term Debt, Net of Current Maturities                                             $        53,391
                                                                                                            ==============

         Total maturities of long-term debt are as follows:

                  Years Ending December 31,
                                    2003                                                                $        15,095
                                    2004                                                                         17,277
                                    2005                                                                         18,383
                                    2006                                                                         13,685
                                    2007                                                                          4,046
                                                                                                            --------------
                                                                                                        $        68,486
                                                                                                            ==============

NOTE 7 - INCOME TAXES

 The provision for income taxes consists of the following:

                                                                                                           December 31,
                                                                                                 ----------------------------------
                                                                                                 2002               2001
                                                                                                 ---------------    ---------------
                  Current
                                    Federal                                                  $              -       $          -
                                    State                                                                 500                200
                                                                                                 ---------------    ---------------
                                                                                             $            500       $        200
                                                                                                 ===============    ===============

 The components of the Company's deferred tax asset is as follows:

                  Federal and State Net Operating Losses                                                        $        179,470
                  Less: Valuation Allowances                                                                            (179,470)
                                                                                                                    ---------------
                  Net Deferred Tax Assets                                                                       $              0
                                                                                                                    ===============


The Company has net operating loss carryforwards for federal income tax purposes of approximately $525,000, which expires in 2022. The Company has net operating loss carryforwards for state income tax purposes of approximately $552,000, which expire in 2009.

The differences between income tax provision in the financial statements and the tax benefit computed at the U.S. Federal statutory rate of 34% at December 31, 2001 are as follows:


                           Tax Benefit                                                                                       (34%)
                  Valuation Allowance                                                                                         34%
                                                                                                                    ---------------
                  Effective Tax Rate                                                                                         - %
                                                                                                                    ===============

NOTE 8 - COMMON STOCK ISSUED FOR SERVICES

The Company issued 1,580,000 shares to various consultants for services. The shares were valued at fair market value at the date of issuance. At December 31, 2002, $26,400 is included as prepaid consulting.

NOTE 9 - OPERATING LEASE COMMITMENTS

The Company leases certain office space under an operating lease. The lease expires September 31, 2003 and contains a renewal option for an additional two years.

Rent expense for the years ended December 31, 2002 and 2001 was $38,400 and $38,400, respectively.

NOTE 10 - EQUITY COMPENSATION PLAN

During the year, the Company adopted the 2002 Equity Compensation Plan ("The 2002 Plan"). Under the 2002 Plan the Company may grant either restricted shares or options to purchase up to 3 million shares of common stock in the aggregate. Under the terms of the 2002 plan, common stock or options may be granted to officers, directors, employees and independent consultants of the Company who are responsible for the management, growth or profitability of the Company as determined by the 2002 Plan Committee. The 2002 Plan is in effect for a term of 10 years.

On October 18, 2002, the Company issued 320,000 restricted shares under the 2002 Plan to consultants. An expense relating to these shares was recognized in 2002 based on the fair market value of the shares on the date of issuance. On October 18, 2002, subject to the 2002 Plan, the Company issued options to a consultant to purchase 500,000 shares at $.02 per share. The options have been valued at $15,000 using the Black-Scholes pricing model. Subsequent to the year end, all options were exercised.


NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

Standards Implemented
In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective May 15, 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of tax, and makes certain other technical corrections. SFAS No. 145 did not have a material effect on the Company's Consolidated Financial Statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2002, and did not have a material impact on the company's Consolidated Financial Statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling of interests method. Under the previous rules, the company used the purchase method of accounting. SFAS No. 141 also refines the definition of intangible assets acquired in a purchase business combination. As a result, the purchase price allocation of current business combinations may be different than the allocation that would have resulted under the old rules. Business combinations must be accounted for using SFAS No. 141 effective July 1, 2001.

SFAS No. 142 eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The Company adopted SFAS No. 142 on January 1, 2002. The new rules also prohibit the amortization of goodwill associated with business combinations that closed after June 30, 2001. The adoption of SFAS No. 141 and 142 did not have a material effect on the company's Consolidated Financial Statements.

New Standards to be Implemented
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset. SFAS No. 143 requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability is required to be accreted each year based on a present value interest rate. The standard is effective for the Company on January 1, 2003. The Company has reviewed the provisions of this standard, and its adoption is not expected to have a material effect on the Company's Consolidated Financial Statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)," and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Such liabilities should be recorded at fair value and updated for any changes in the fair value of each period. The Company is currently evaluating the possible effect on future Consolidated Financial Statements.


NOTE 12 - SUBSEQUENT EVENTS

On January 14, 2003, the Company purchased all of the assets of Amstaff Inc. a payroll services company, which was a supplier to the company for one hundred thousand options at $ .50 per share for a two year period.

On February 3, 2002, the Company agreed to license technology from ProMana Technologies, Inc. ProMana Technologies, Inc. offers an internet based payroll, human resources, employee self-service system as a business service on a hosted basis ( the system). ProMana Technologies, Inc. grants to the Company a non exclusive , non-transferable license to market and use the System, associated online demonstration programs, implementation guides, documentation and marketing materials. The Company paid to ProMana Technologies, Inc. the standard initial fee of $112,500.

In addition, the Company will pay the following user fees for transactions that are performed on the system.

Use fee for Payroll, Human Resources, Benefits Manager and Employee self services:
$ 15 per employee per month for the first 5,000 employees
$ 14 per employee per month for the next 2,500 employees
$ 13 per employee per month for the next 2,500 employees
$ 12 per employee per month for the next 2,500 employees
$ 11 per employee per month for all other employees

The fee per employee for payroll only usage shall be $ .50 per employee per month. If the calculated fees are less than $5,000 in any month, then the Company will pay a monthly minimum use fee fo $ 5,000 instead of the calculated fee.

The initial term of the agreement shall be five years and automatically renew for an additional one year period unless notified in writing.

On February 10, 2003, the Company entered into an agreement with a consultant, whereby, for services to be provided, the consultant received 50,000 shares of the Company's common stock and 100,000 stock options. The options were granted under the terms of the 2002 Equity Compensation Plan and have an exercise price of $0.36 per share, which was the fair market value per share of the Company's common stock on the date of the agreement. The options will expire on February 10, 2008. The agreement is for a term of six months and has an automatic three month renewal provision with subsequent agreement terms to be determined.

On April 10, 2003, the Company entered into an option agreement with an officer of the Company, whereby, the officer was granted 1,800,000 options of the Company's common stock. The agreement between the Company and the officer expires on March 31, 2008. The options have an exercise price of $0.21 per share which was the fair market value per share of the Company's common stock on the date of the agreement. The options granted on April 10, 2003 shall expire on April 10, 2010. Pursuant to the agreement, on each anniversary (through 2008), the Company shall grant to the officer an additional 1,800,000 options at an exercise price equal to the fair market value of the Company's common stock on the date of each such grant: provided however, that the option grant for 2004 shall be capped at $0.21.

On April 10, 2003, the Company entered into an option agreement with an employee of the Company, whereby, the employee was granted 300,000 options of the Company's common stock. The agreement between the Company and the employee expires on March 31, 2008. The options have an exercise price of $0.21 per share which was the fair market value per share of the Company's common stock on the date of the agreement. The options granted on April 10, 2003 shall expire on April 10, 2010. Pursuant to the agreement, on each anniversary (through 2008), the Company shall grant to the employee an additional 300,000 options at an exercise price equal to the fair market value of the Company's common stock on the date of each such grant: provided however, that the option grant for 2004 shall be capped at $0.21.

On April 10, 2003, the Company entered into a consulting agreement with a consultant of the Company, whereby, for services to be provided to the Company through March 31, 2008, the consultant was granted 850,000 options of the Company's common stock. The options have an exercise price of $0.21 per share which was the fair market value per share of the Company's common stock on the date of the agreement. The options granted on April 10, 2003 shall expire on April 10, 2010. Pursuant to the agreement, on each anniversary (through 2008), the Company shall grant to the employee an additional 850,000 options at an exercise price equal to the fair market value of the Company's common stock on the date of each such grant: provided however, that the option grant for 2004 shall be capped at $0.21.

Subsequent to the year-end, the Company is offering a private placement of units of its Series A 10% Cumulative Convertible Preferred Stock and warrants up to $2,000,000. Each unit shall consist of 30,000 shares of the Company's Series A 10% Cumulative Convertible Preferred Stock, 30,000 Class A warrants and 30,000 Class B warrants. A holder of the Company's Series A Preferred Stock will have the right to convert the Series A Preferred Stock at any time into shares of Common Stock. The number of shares of Common Stock into which each share of Series A Preferred Stock may be converted will be determined by dividing $1.00 by the "Conversion Price" which shall be calculated as the average closing priced to the Company's Common Stock for the five trading days immediately prior to the date of conversion multiplied by seventy-five percent, provided that, the Conversion Price shall be no less then $0.50 and no more than $1.00. Each Class A warrant will entitle the holder to purchase one share of Common Stock at a price of $0.75 per share. The Class A warrants shall be valid for a period of two years. Each Class B warrant will entitle the holder to purchase one share of Common Stock at a price of $1.25 per share. The Class B warrants shall be valid for a period of three years.

Telco Energy Dividend

Prior to the reverse acquisition between AAMPRO, Inc. and Trident Systems, International, Inc., Trident operated a wholly owned Oil and Gas subsidiary entitled Telco Energy, Inc. Telco Energy, Inc. is a total energy solution company involving fossil fuel extraction, collection and delivery systems. Pursuant to an agreement between the prior management of Trident and the management of Telco Energy, Trident's shareholders of record were entitled to receive a dividend of shares in Telco Energy, Inc. Shareholders of Trident (now AAMPRO Group, Inc.) of record as of March 31, 2003 are entitled to this dividend AAMPRO shareholders of record shall receive one (1) share of Telco for every three (3) shares of AAMPRO. In addition, for every share of Telco received by AAMPRO shareholders, they will be vested with a right pursuant to a Rights Offering to acquire one (1) additional share of Telco Energy, Inc. for $1.50 per share. The CEO of AAMPRO has waived his right to received the dividend in Telco shares according to the following distribution: 80% of the dividend to which he was otherwise entitled is to go to AAMPRO as a capital contribution and the remaining 20% is to be divided equally amongst the remaining shareholders of record as of March 31, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and positions of our directors and executive officers:

Name                            Age     Position
----                            ---     --------
Stephen L. Farkas               57      Chairman, CEO and Director

         The following sets forth biographical information concerning our directors and executive officers for at least the past five years:

         Stephen L. Farkas, Chairman, CEO, CFO and Director -- Mr. Farkas is founder of the Company's AAMPRO subsidiary, has over twenty experience in the human resource management and employee leasing industry. Mr. Farkas owned several employee leasing companies prior to founding AAMPRO, Inc. He has also served as an industry consultant to companies in New Jersey, Florida, Georgia, and Virginia on a wide range of human resource topics. He founded and was elected president of Florida's first Employee Leasing Association. He also founded New Jersey's first state Employee Leasing Association and was elected its first president. He is one of 90 persons holding the CPES designation (Certified Professional Employer Specialist) from NAPEO (the National Association for Professional Employer Organizations) which is the nationally recognized association for PEO's. Mr. Farkas holds degrees in Marketing and Business Management and Organization from Middlesex College and the University of Miami, Miami, Florida.

         Joanne Widitz, Vice President Administration -- AAMPRO subsidiary, holds a degree in Business Management from Penn Hall College. Ms. Widitz held positions as vice-president with several Fortune 500 companies including a financial institution where she had co-responsibility for overall operations. She supervised a staff of 187 officers and employees. Ms. Widitz has extensive training and experience in financial resources and consumer education, along with numerous courses in a variety of business functions.

         Beverly Horton, Director of Human Resources -- AAMPRO subsidiary, holds a Bachelors degree in Business Administration from the College of St. Elizabeth along with numerous courses in Human Resources Management, Personnel Law, Benefits Administration (CEBS sponsored), Safety Management, Industrial Hygiene, and Risk Management. Ms. Horton has significant HR background working in a wide range of industries.

ITEM 10: EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

         The following table sets forth the compensation earned by our Chief Executive Officer and all our other executive officers who earned in excess of $100,000 in salary and bonus (collectively the "Named Executives") for services rendered to us during the fiscal year.

SUMMARY COMPENSATION TABLE (1)

                                                                   Long term compensation
                                                                   Number of securities
Name and position             Year                Salary           Underlying options (2)
-----------------             ----                ------           ----------------------

Stephen Farkas                2002                $105,000         0
Joanne Widitz                 2002                $60,000          0
Beverly Horton                2002                $60,000          0

     (1) The columns for "Bonus", "Other Annual Compensation", "Restricted Stock Awards", "LTP Payouts" and "All other Compensation" have been omitted because there is no such compensation to be reported.

     (2) Represents options granted to such executives.

     The following table sets forth certain information concerning options granted to the named executives.

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2002

         None

OPTION EXERCISES AND YEAR-END OPTION VALUES

         None

COMPENSATION OF DIRECTORS

         None

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

         Stephen Farkas has entered into a five (5) year employment agreement with the Company. Mr. Farkas is entitled to $125,000 base salary plus benefits, incentive bonus and stock options beginning in 2003. If there is a change in control of the Company, Mr. Farkas is entitled to receive the balance of his employment agreement paid to him in cash including all bonuses on an if earned basis. No other officers or directors have employment agreements with the Company.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables shows all directors and officers of the Company and all persons known to the Company to be the beneficial owner of more than five percent of the Company's common stock as of December 31, 2002.

                                                              Amount     and     Nature    of  Percent    of
Name of Beneficial Owner                                      Beneficial Ownership (1)         Class
------------------------                                      ------------------------         -----

EXECUTIVE OFFICERS AND DIRECTORS
Stephen L. Farkas                                             9,682,000                        76.4%

                                                              -------------------------------- --------------
All directors and executive officers
As a group (1 persons)                                        9,682,000                        76.4

OTHER 5% STOCKHOLDERS
None                                                          --                               --

                                                              -------------------------------- --------------
All directors, executive officers and 5% stockholders as a
group                                                         9,682,000                        76.4%


         (1) Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV
ITEM 13: EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

1. Financial Statements

         The following consolidated financial statements of AAMPRO Group, Inc., and Subsidiaries, and the Independent Auditors' Report issued thereon, are incorporated by reference in Part II, Item 7:

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheet
         Consolidated Statements of Operations
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

2. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report:

2.1 Stock Purchase Agreement dated as of September 26, 2002 by and among the Company, AAMPRO, Inc. and the stockholders of AAMPRO, Inc.*
2.2      Amendment to Stock Purchase Agreement dated October 7, 2002 *
3.1      Articles of Incorporation of the Registrant.**
3.2 Certificate of Amendment to the Articles of Incorporation of the Registrant.**
3.3      By-Laws of Registrant.**
4.1      Sample Stock Certificates of the Registrant.**
10.1 Agreement dated December 23, 2002 by and between the Registrant and National Employment Alternatives, Inc.
22.1     Subsidiaries of Registrant
99.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Legend * Incorporated into this Report by reference to the Registrant's Form 8-K dated October 17, 2002
         ** Incorporated into this Report by reference to the Registrant's Form 10-SB dated June 6, 2002



3. Reports Filed on Form 8-K

         Report Filed on Form 8-K dated October 17, 2002 reporting the acquisition of AAMPRO, Inc.

         Report Filed on Form 8-K/A dated December 31, 2002 reporting the financial statements of AAMPRO, Inc.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAMPRO GROUP, INC.
Registrant)


By /s/ Stephen Farkas
     ------------------------------
 (Stephen Farkas, President, Chief Executive Officer, Principal Accounting Officer and Director)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

 Signature                      Title                                 Date

/s/Stephen Farkas          President, Chief Executive               4/ 14 /03
                           Officer, Principal Accounting
                           Officer and Director

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                                      UNDER
                      SECTION 302 OF THE SARBANES-OXLEY ACT

I, Stephen Farkas, Chief Executive Officer and Chief Financial Officer of AAMPRO Group, Inc. certifies that:

     1. I have reviewed this annual report on Form 10-KSB of AAMPRO Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 14, 2003                       /s/ Stephen Farkas
                                            -------------------------
                                            Stephen Farkas
                                            Chief Executive Officer and Chief
                                              Financial Officer


EXHIBIT INDEX


2.1 Stock Purchase Agreement dated as of September 26, 2002 by and among the Company, AAMPRO, Inc. and the stockholders of AAMPRO, Inc.*

2.2      Amendment to Stock Purchase Agreement dated October 7, 2002 *

3.1      Articles of Incorporation of the Registrant.**

3.2 Certificate of Amendment to the Articles of Incorporation of the Registrant.**

3.3      By-Laws of Registrant.**

4.1      Sample Stock Certificates of the Registrant.**

10.1 Agreement dated December 23, 2002 by and between the Registrant and National Employment Alternatives, Inc.


22.1     Subsidiaries of Registrant

99.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Legend * Incorporated into this Report by reference to the Registrant's Form 8-K dated October 17, 2002
         ** Incorporated into this Report by reference to the Registrant's Form 10-SB dated June 6, 2002