Form 10QSB
period 2003-03-31
TRIDENT SYSTEMS INTERNATIONAL INC
filed 2003-06-10
CIK 1116139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-QSB


         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2003


         [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the transition period from ____ to ____ .



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



Former name, former address and former fiscal year, if changed since last report: No changes.



Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value 0.0001 per share

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES |X| NO |_|



Number of shares outstanding of each of the registrant's classes of common stock as of May 19, 2003: Common Stock: 13,228,551

                       AAMPRO Group, Inc. and Subsidiaries
                                Table of Contents






                                                                        Page


PART I

Item 1.            Financial Statements

Consolidated Balance Sheet                                              3

Consolidated Statements of Operations                                   4

Consolidated Statements of Cash Flows                                   5

Notes to the Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial              6
                Condition and Results of Operations

Item 3.  Legal Proceedings                                              14

Item 4.  Procedures and Controls                                        14

PART II

Item 5.  Other information                                              14

Item 6.  Exhibits and Reports on Form 8-K                               14

Signatures                                                              15

Certifications                                                          16

Item 1: Financial Statements


                       AAMPRO Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 March 31, 2003
                                   (Unaudited)

         Assets
Current Assets
     Cash                                                                                                   $   102,047
     Accounts receivable                                                                                        535,629
     Note receivable                                                                                              3,241
     Prepaid consulting                                                                                          18,770
     Other current assets                                                                                         1,722
                                                                                                            --------------
         Total Current Assets                                                                                   661,409

Note receivable                                                                                                 240,953
Customer lists, net of accumulated amortization of $263,806                                                     368,794
Property and equipment                                                                                           40,813
Deposits                                                                                                          3,487
                                                                                                            --------------
         Total Assets                                                                                         1,315,456
                                                                                                            ==============

         Liabilities and Stockholders' Equity (Impairment)
Current Liabilities
     Accounts payable                                                                                            79,126
     Accrued expenses                                                                                           408,325
     Health benefits payable                                                                                    790,938
     Payroll taxes payable                                                                                      436,791
     Current maturities of long-term debt                                                                        22,377
     Client deposits                                                                                             97,554
                                                                                                            --------------
         Total Current Liabilities                                                                            1,835,111
Long-term debt, excluding current maturities                                                                     50,814
                                                                                                            --------------
         Total Liabilities                                                                                    1,885,925
                                                                                                            --------------
Stockholders' Equity (Impairment)
     Common stock, $.001, 50,000,000 shares authorized, 12,664,107                                               13,299
         issued and outstanding
     Series A, 10% cumulative convertible preferred stock, $.001 par value                                            3
     Additional paid in capital                                                                                 414,038
     Accumulated (deficit)                                                                                     (997,809)
                                                                                                            --------------
         Total Stockholders' Equity (Impairment)                                                               (570,469)
                                                                                                            --------------

         Total Liabilities and Stockholders' Equity (Impairment)                                            $ 1,315,456
                                                                                                            ==============

               See notes to the consolidated financial statements.


                       AAMPRO Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                          --------------------------------
                                                                                               2003             2002
                                                                                          ----------------  --------------
Revenue                                                                                   $  5,099,255      $  4,018,852
                                                                                          ----------------  --------------

Cost of Services
     Payroll                                                                                 4,223,807         3,332,176
     Payroll taxes                                                                             492,454           357,583
     Employee benefits                                                                         231,746           181,881
     Workers compensation insurance                                                             22,878            46,454
                                                                                          ----------------  --------------
         Total Cost of Services                                                              4,970,885         3,918,094
                                                                                          ----------------  --------------

Gross Profit                                                                                   128,370           100,758
                                                                                          ----------------  --------------
Operating Expenses
     General and administrative expenses                                                       241,947           143,609
     Stock based compensation                                                                   99,039                 -
     Selling expenses                                                                            8,622             4,551
     Depreciation                                                                                4,461             2,859
     Amortization                                                                               11,606            11,877
                                                                                          ----------------  --------------
         Total Operating Expenses                                                              365,675           162,896
                                                                                          ----------------  --------------
                                                                                              (237,305)          (62,138)
Loss From Operations
                                                                                          ----------------  --------------

Other Income (Expense)
     Interest income                                                                               275                 -
     Interest expense                                                                           (2,794)           (6,472)
                                                                                          ----------------  --------------
         Total Other (Expense)                                                                  (2,519)           (6,472)
                                                                                          ----------------  --------------
Loss Before Income Taxes                                                                      (239,824)          (68,610)
Income Taxes                                                                                         -                 -
                                                                                          ----------------  --------------
Net Loss                                                                                  $   (239,824)     $    (68,610)
                                                                                          ================  ==============
Earning (Loss) Per Share                                                                  $      (0.02)     $      (0.01)
                                                                                          ================  ==============
Weighted Average Number of Common Shares Outstanding                                        13,228,551        10,264,107



               See notes to the consolidated financial statements.

                       AMPRO Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                 ----------------------------------
                                                                                                      2003               2002
                                                                                                 ---------------    ---------------
Cash Flows From Operating Activities
    Net Loss                                                                                   $    (239,824)     $     (68,610)
    Adjustments to Reconcile Net Loss to Net Cash
      Provided by Operations
        Depreciation and amortization                                                                 16,067             14,736
        Stock and options issued for consulting services                                              99,039                  -
    Decrease (Increase) in Assets
        Accounts receivable                                                                          (77,327)               (42)
        Other current assets                                                                          (1,722)                 -
        Deposits                                                                                          38               (438)
    Increase (Decrease) in Liabilities
        Accounts payable                                                                              24,688            (56,490)
        Accrued expenses                                                                             (37,942)            66,275
        Health benefits payable                                                                       43,099             87,202
        Payroll taxes payable                                                                         79,629            (45,643)
        Client deposits                                                                              (12,339)            (6,200)
                                                                                                 ---------------    ---------------
           Net Cash Used by Operating Activities                                                    (106,594)            (9,210)
                                                                                                 ---------------    ---------------
        Cash Flows From Financing Activities
        Repayments for notes receivable                                                                3,250                -
        Repayments of long-term debt                                                                  (6,323)            (3,186)
        Proceeds from issuance of preferred stock and warrants                                        22,500                -
        Proceeds from exercise of stock options                                                       40,600                -
                                                                                                 ---------------    ---------------
        Net Cash Provided (Used) by Financing Activities                                              60,027             (3,186)
                                                                                                 ---------------    ---------------
        Net Decrease in Cash                                                                         (46,567)           (12,396)
        Cash at Beginning of Year                                                                    148,614             35,221
                                                                                                 ---------------    ---------------
        Cash at End of Year                                                                          102,047             22,825
                                                                                                 ===============    ===============

        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for:
             Interest                                                                                  2,794              6,472
                                                                                                 ===============    ===============
             Income Taxes                                                                                -                  -
                                                                                                 ===============    ===============



               See notes to the consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


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

Principles of Consolidation

The consolidated financial statements include the accounts of AAMPRO Group, Inc. and its wholly owned subsidiaries, AAMPRO, Inc. and AAMPRO Pay, LLC. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the years ended December 31, 2003 and 2002. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts has not been established, as all accounts receivable are considered to be collectible.

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

                       AAMPRO Group, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements


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

Loss Per Share

Loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128. "Earnings Per Share," is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The effect of the Company's Series A, 10% cumulative convertible preferred stock, Class A warrants, Class B warrants and outstanding stock options would be anti-dilutive.

Securities Issued for Services

The Company accounts for common stock issued for services by reference to the fair market value of the Company's stock on the date of stock issuance. Compensation and consulting expenses are recorded at the fair market value of the stock issued.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $8,622 and $4,551 for the three months ended March 31, 2003 and 2002, respectively.

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

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and does not maintain an allowance for doubtful accounts because management believes all accounts receivable are collectible.

PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following at March 31, 2003:

        Computer equipment and software                    $   99,698
        Office furniture                                        4,500
                                                           ---------------
           Total                                              104,198
        Less: accumulated depreciation                         63,385
                                                           ---------------
           Total                                           $   40,813
                                                           ---------------

Depreciation expense charged to operations amounted to $4,461 and $2,859 for the three months ended March 31, 2003 and 2002, respectively.

CUSTOMER LISTS

On April 1, 2001, the Company acquired a customer list from a vendor in exchange for the forgiveness of advances and the assumption of liabilities which net to $587,600. The customer list is being amortized on a straight-line basis over 10 years.

On December 23, 2002, the Company acquired a customer list from a competitor. In consideration thereof, the Company paid $5,000 on December 23, 2002 and agreed to pay $40,000 over a period of eight months commencing February 2003. As of March 31, 2003, the amount due under the agreement was $30,000 and is included in accrued expenses. The customer list is being amortized on a straight-line basis over ten years.

Amortization expense was $10,481 the period ended March 31, 2003 and $11,877 for the periods ended March 31, 2002 and 2001, respectively.

EMPLOYEE BENEFIT PLANS

Medical Benefit Plans

The Company offers fully-insured and self-insured medical benefits to employees. Participating employer clients may participate or opt to offer their own insurance coverage to employees.

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

Accrued Health Insurance Plan Claims under the self-funded employee welfare benefit plan amounted to $702,597, and consists of amounts due to providers based on claims filed and estimates of claims incurred before March 31, 2003 but not reported.

LONG-TERM DEBT

Long-term debt is comprised of the following:

Installment Notes
Interest at 15.3% due in monthly installments of $239 including interest through                         $    5,884
 December 2005 secured by equipment with a net book value of  $2,513
Interest at 15.3% due in monthly installments of $599 including interest through May                         17,574
 2006 secured by equipment with a net book value of $14,583
Interest at 10% due in monthly installments of $1,033 including interest through April 2007                  41,408
Interest at 14.2% due in monthly installments of $901 including interest through April                        8,325
 2004 secured by equipment with a net book value of $12,782
                                                                                                         --------------
        Total                                                                                                73,191
                                                                                                             22,377
     Less Current Maturities
                                                                                                         --------------
     Long-Term Debt, Net of Current Maturities                                                           $   50,814
                                                                                                         --------------

           Total maturities of long-term debt are as follows:

             Period Ended March 31,
                  2004                                                                                         $ 25,495
                  2005                                                                                           18,531
                  2006                                                                                           18,236
                  2007                                                                                           10,929
                                                                                                                 ----------
                                                                                                               $ 73,191
                                                                                                                 ==========

        INCOME TAXES

    The provision for income taxes consists of the following:

                                                                                                            March 31,
                                                                                            ----------------------------------
                                                                                                     2003               2002
                                                                                            ---------------    ---------------
             Current
                  Federal                                                                   $       -          $       -
                  State                                                                             -                  -
                                                                                            ---------------    ---------------
                                                                                            $       -          $       -
                                                                                            ===============    ===============

    The components of the Company's deferred tax asset is as follows:

             Federal and State Net Operating Losses                                                            $  121,718
             Less: Valuation Allowances                                                                          (121,718)
                                                                                                               ---------------
             Net Deferred Tax Assets                                                                           $       -
                                                                                                               ===============

    The differences between income tax provision in the financial statements and the tax benefit computed at the U.S. Federal statutory rate of 34% at March
    31, 2003 are as follows:

             Tax Benefit                                                                                          (34%)
             Valuation Allowance                                                                                   34%
                                                                                                             -----------
             Effective Tax Rate                                                                                    - %
                                                                                                             ===========

OPERATING LEASE COMMITMENTS

The Company leases certain office space under an operating lease. The lease expires September 31, 2003 and contains a renewal option for an additional two years.

Rent expense for the period ended March 31, 2003 and 2002 was $12,800 and $9,600, respectively.

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

On February 8, 2003, the Company issued 50,000 shares under the 2002 Plan to a consultant. An amount of $20,000 relating to these shares was recognized based on the fair market value of the shares on the date of issuance.

During the period ended March 31, 2003, the Company granted stock options to various consultants under the 2002 plan. In addition, the Company granted stock options in connection with its asset purchase of Amstaff, Inc.

The value of each option granted is estimated on the date of the grant using the Black - Scholes option pricing model using the following weighted average assumptions:

             Weighted average risk free interest rate                    1.4%
             Expected dividend yield                                       0%
             Expected volatility                                         115%
             Expected lives (in years)                                     1.0

        The following is a summary of the status of the stock options during the period ended March 31, 2003:

                                                                                             Number of          Weighted
                                                                                             Options            Average
                                                                                                                Exercise
                                                                                                                Price
                                                                                             ---------------    ------------
 Outstanding at December 31, 2002                                                            500,000            0.02
             Options granted                                                                 400,000            0.40
             Options exercised                                                               (585,000)          0.07
             Options forfeited                                                               (215,000)          0.36
                                                                                             ---------------
                Outstanding at March 31, 2003                                                  100,000          0.36
                                                                                             ===============

EQUITY COMPENSATION PLAN, Continued

The following table summarizes information about stock options outstanding at March 31, 2003:

        Range of Exercise          Number                               Weighted            Weighted Average
        Prices                     Outstanding                          Average             Exercise Price
                                                                       Remaining
                                                                      Contractual
                                                                          Life
        --------------------       -----------------         -----------------------        --------------------
        $0.50 - $ 0.50             100,000                            21.5 months                      $0.50


All options outstanding at March 31, 2003 are exercisable.

ACQUISITION

On January 14, AAMPRO Group, Inc. acquired the assets of Amstaff, Inc. via an asset purchase. In conjunction with this acquisition, AAMPRO formed a new subsidiary entitled AAMPROPAY, LLC to enter into the computerized payroll services sector. On January 31, 2003, the parties modified their agreement so that Amstaff executed a five (5) year promissory note in favor of AAMPRO to for $244,193 for the outstanding accounts receivable due AAMPRO. Payments of $1,264 constituting principal and interest will be paid monthly based on a thirty year amortization and will commence on July 14, 2003. The note is secured by all remaining assets of Amstaff, as well as, the stock and stock options of AAMPRO which are held by Amstaffs' sole Officer and Director.

SUBSEQUENT EVENT

On May 6, 2003, AAMPRO Group, Inc. acquired a 20% stake in a California based security company Security 20/20, Inc. (dba SecurityProUSA). Consideration for the equity stake were 100,000 stock options in AAMPRO at $.50 and an additional 100,000 incentive based stock options at $.75 per share.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statements

         This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

         The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry. There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.


Overview

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

NET REVENUES

         Our overall revenues increased $1,080,403 or 26.8% from $4,018,852 in 2002 to $5,099,255 in 2003. All of our revenues were from our AAMPRO, Inc. subsidiary. This was primarily attributable to the acquisition of a client list and from new marketing efforts.

COST OF REVENUES AND GROSS MARGIN

         AAMPRO's cost of revenues is composed primarily of:
         o Client and Client Employee Payrolls
         o Benefits Premium and Administration
         o Federal and State Income Tax and Payroll Tax

         Cost of revenues, as a percentage of net revenues remained the same at 97.5% in 2003 from 97.5% in 2002 primarily due to increase in insurance premiums and in particular health insurance increases.




Operating Expenses

                                         2003                  2002                      Change
                                                               ----                      ------

Marketing, sales and support             $8,622                $8,144                    6%

Percentage of net sales                  0.17%                 0.20%                     --

         Marketing, sales and support expenses for AAMPRO decreased to $25,283 in 2002 from $32,577 in 2001. This decrease was due to cost control measures implemented in 2002.

                                         2003                  2002                      Change
                                                               ----                      ------

General and administrative               $241,947              $143,609                  69.8%

Percentage of net sales                  4.74%                 3.57%                     -


         General and administrative expenses are composed principally of salaries of administrative personnel, fees for professional services and facilities. General and administrative expenses increased to $241,947 in 2003 from $143,609 in 2002. This increase was mostly due to the transition from a private company to a public company, mergers and acquisition related expenses, as well as, the implementation of the new marketing plan for both AAMPRO, Inc. and the newly founded AAMPROPAY, LLC. The 2003 figures for G&A include fees associated with the Company transitioning to a public company with the requisite reporting requirements. Furthermore, in order to position the company for growth and development, it was necessary to retain several consultants on behalf of the Company. By retaining consultants instead hiring additional staff, the Company was able to save on usual and customary benefits and payroll taxes. Furthermore, the consultants were paid either through the issuance of stock and\or stock options which preserved cash flow.


Provision for Income Taxes

INCOME TAXES

         The Company switched from Subchapter S status to C corp. commencing in the fourth quarter of 2002. As such the Company does not receive the benefit of its net operating loss from the first previous three quarters, however, the Company will receive the benefit of its net operating loss for the fourth quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, we had cash and cash equivalents totaling $102,047 compared to $41,154 at March 31, 2002.

         Net cash provided by operating activities during the three months ended March 31, 2003 was ($106,594) a decrease of $97,384 compared with net cash provided by operating activities of ($9,210) in 2002.

         Net cash used in financing activities in the three months ended March 31, 2003 was ($60,027)for [e.g. payments on capital leases], as compared with $3,186 used in 2002.

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


Item 3: Legal Proceedings

None


Item 4: Procedures and Controls

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that the Company's disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the above paragraph..



PART II

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K.

          (a)   Exhibits.

                  Exhibit 99.1      Certification of Chief Executive
                                    Officer and Chief Financial Officer pursuant to Section 906 as well as Section 302 of the Sarbanes-Oxley Act of 2002


         (b) Reports on Form 8-K

         Report of Form 8-K dated February 6, 2003 reporting the change of Registrant's name to "AAMPRO Group, Inc."

         Report of Form 8-K dated March 5, 2003 reporting the declaration of a dividend of Telco Energy Inc. common stock to the Company's shareholders of record as of March 31, 2003


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


By /s/ Stephen Farkas
     ------------------------------
 (Stephen Farkas, President, Chief Executive Officer,
Principal Accounting Officer and Director)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                                      UNDER
                      SECTION 302 OF THE SARBANES-OXLEY ACT


I, Stephen Farkas, Chief Executive Officer and Chief Financial Officer of AAMPRO Group, Inc. certifies that:

         1. I have reviewed this quarterly report on Form 10-QSB of AAMPRO Group, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 15, 2003


/s/ Stephen Farkas
-------------------------
Stephen Farkas
Chief Executive Officer and Chief
  Financial Officer