Form 10QSB
period 2003-06-30
TRIDENT SYSTEMS INTERNATIONAL INC
filed 2003-08-29
CIK 1116139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the quarterly period ended June 30, 2003


         [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the transition period from ____ to ____ .



                               AAMPRO GROUP, INC.
             (Exact name of registrant as specified in its charter)


            NEVADA                                    87-0419231
            ------                                    ----------
(State or Other Jurisdiction of          I.R.S. Employer Identification Number
  Incorporation or Organization)


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

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES |X| NO |_|

Number of shares outstanding of each of the registrant's classes of common stock as of August 28, 2003: Common Stock: 49,999,889

                       AAMPRO Group, Inc. and Subsidiaries
                                Table of Contents


                                                                   Page
PART I

Item 1. Financial Statements

Consolidated Balance Sheet                                           3

Consolidated Statements of Operations                                4

Consolidated Statements of Cash Flows                                5

Notes to the Consolidated Financial Statements                       6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        6

Item 3.  Legal Proceedings                                          14

Item 4.  Procedures and Controls                                    14

PART II

Item 5.  Other information                                          14

Item 6.  Exhibits and Reports on Form 8-K                           14

Signatures                                                          15

Certifications                                                      16

Item 1: Financial Statements

To the Stockholders and Board of Directors of AAMPRO Group, Inc. and Subsidiaries

We have reviewed the accompanying balance sheet of AAMPRO Group, Inc. and Subsidiaries as of June 30, 2003, and the related statements of operations and statements of cash flows for the six month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
August 14, 2003

                       AAMPRO Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                  June 30, 2003


Assets
Current Assets
     Cash                                                                    $   100,264
     Accounts receivable                                                         551,508
     Note receivable                                                               3,241
     Prepaid consulting                                                           13,770
     Other current assets                                                          8,396
                                                                             -----------
         Total Current Assets                                                    677,179

Note receivable, net of current portion                                          240,953
Customer lists, net of accumulated amortization of $275,412                      359,188
Property and equipment                                                            41,013
Deposits                                                                           3,450
Investment in LLC                                                                 75,215
                                                                             -----------
         Total Assets                                                          1,396,998
                                                                             -----------
         Liabilities and Stockholders' Equity (Impairment)

Current Liabilities
     Accounts payable                                                             94,061
     Accrued expenses                                                            417,381
     Health benefits payable                                                     901,381
     Payroll taxes payable                                                       439,394
     Current maturities of long-term debt                                         23,475
     Client deposits                                                              87,059
                                                                             -----------
         Total Current Liabilities                                             1,962,751
Long-term debt, excluding current maturities                                      45,133
                                                                             -----------
         Total Liabilities                                                     2,007,884
                                                                             -----------
Stockholders' Equity (Impairment)
     Common stock, $.001, 50,000,000 shares authorized, 44,817,216
         issued and outstanding                                                   44,817
     Series A, 10% cumulative convertible preferred stock, $.001 par value             3
     Additional paid in capital                                                  846,885
     Accumulated (deficit)                                                    (1,502,591)
                                                                             -----------
         Total Stockholders' Equity (Impairment)                                (610,886)
                                                                             -----------
         Total Liabilities and Stockholders' Equity (Impairment)             $ 1,396,998
                                                                             ===========


              See notes to the consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                    Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                               ----------------------------    ----------------------------
                                                   2003            2002            2003            2002
                                               ------------    ------------    ------------    ------------
Revenue                                        $  5,426,697    $  4,412,504    $ 10,525,952    $  8,431,356
                                               ------------    ------------    ------------    ------------
Cost of Services
     Payroll                                      4,583,726       3,742,959       8,807,533       7,075,135
     Payroll taxes                                  314,170         377,410         806,624         734,993
     Employee benefits                              319,086         156,186         550,832         338,067
     Workers compensation insurance                  43,304          48,106          66,182          94,560
                                               ------------    ------------    ------------    ------------
         Total Cost of Services                   5,260,286       4,324,661      10,231,171       8,242,755
                                               ------------    ------------    ------------    ------------

Gross Profit                                        166,411          87,843         294,781         188,601
                                               ------------    ------------    ------------    ------------

Operating Expenses
     General and administrative expenses            249,412          77,854         499,981         226,014
     Stock based compensation                       394,150              --         493,189              --
     Depreciation                                     1,757           2,859           6,218           5,718
     Amortization                                    11,606          11,877          23,212          23,754
                                               ------------    ------------    ------------    ------------
         Total Operating Expenses                   656,925          92,590       1,022,600         255,486
                                               ------------    ------------    ------------    ------------
                                                   (490,514)         (4,747)       (727,819)        (66,885)
Loss From Operations
                                               ------------    ------------    ------------    ------------

Other Income (Expense)
     Interest income                                     --              --             275              --
     Interest expense                               (14,268)         (6,529)        (17,062)        (13,001)
                                               ------------    ------------    ------------    ------------
         Total Other (Expense)                      (14,268)         (6,529)        (16,787)        (13,001)
                                               ------------    ------------    ------------    ------------
Loss Before Income Taxes                           (504,782)        (11,276)       (744,606)        (79,886)
                                               ------------    ------------    ------------    ------------
Income Taxes
                                               ------------    ------------    ------------    ------------
Net Loss                                       $   (504,782)   $    (11,276)   $   (744,606)   $    (79,886)
                                               ------------    ------------    ------------    ------------
Earning (Loss) Per Share                       $      (0.01)   $         --    $      (0.02)   $      (0.01)
                                               ------------    ------------    ------------    ------------
Weighted Average Number of Common
     Shares Outstanding (adjusted for split)     39,897,321      30,792,321      39,869,460      30,792,321

               See notes to the consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                         ----------------------------
                                                                                           2003               2002
                                                                                         ---------          ---------
Cash Flows From Operating Activities
    Net Loss                                                                             $(744,606)         $ (79,886)
    Adjustments to Reconcile Net Loss to Net Cash
      Provided by Operations
        Depreciation and amortization                                                       29,430             29,472
        Stock and options issued for consulting services                                   493,189                 --
    Decrease (Increase) in Assets
        Accounts receivable                                                                (88,816)           (34,752)
        Other current assets                                                                (8,396)              (105)
        Deposits                                                                                75               (400)
    Increase (Decrease) in Liabilities
        Accounts payable                                                                    39,623           (197,059)
        Accrued expenses                                                                   (30,886)            36,078
        Health benefits payable                                                            153,542            113,989
        Payroll taxes payable                                                               82,295            145,114
        Client deposits                                                                    (22,834)            (1,974)
                                                                                         ---------          ---------
           Net Cash Used by Operating Activities                                           (97,384)            10,477
                                                                                         ---------          ---------
        Cash Flows From Investing Activities
        Cash paid for equipment                                                            (17,438)                --
                                                                                         ---------          ---------
        Cash Flows From Financing Activities
        Repayments for notes receivable                                                      3,250                 --
        Repayments of long-term debt                                                           122             (6,477)
        Proceeds from issuance of preferred stock and warrants                              22,500                 --
        Proceeds from exercise of stock options                                             40,600                 --
                                                                                         ---------          ---------
        Net Cash Provided (Used) by Financing Activities                                    66,472             (6,477)
                                                                                         ---------          ---------
        Net Decrease in Cash                                                               (48,350)             4,000
        Cash at Beginning of Year                                                          148,614             11,154
                                                                                         ---------          ---------
        Cash at End of Year                                                                100,264             15,154
                                                                                         =========          =========

        SUPPLEMENTAL  DISCLOSURE OF CASH FLOW  INFORMATION  Cash paid during the period for:
             Interest                                                                       17,062             13,001
                                                                                         =========          =========
             Income Taxes                                                                       --                 --
                                                                                         =========          =========

               See notes to the consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

         AAMPRO Group, Inc. and Subsidiaries (the "Company") was organized on October 8, 1995 under the law the State of New Jersey. The Company is primarily engaged in the business of providing employee leasing, payroll, benefits and human resource management services to small and middle market businesses in a variety of industries.

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

Advertising Costs

         Advertising costs are charged to operations when incurred. Advertising expense was $13,138 and $7,909 for the three months ended June 30, 2003 and 2002, respectively.

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


PROPERTY AND EQUIPMENT

    Property and equipment, at cost, consists of the following at June 30, 2003:

        Computer equipment and software                          101,655
        Office furniture                                           4,500
                                                             ------------
           Total                                                 106,155
        Less: accumulated depreciation                            65,142
                                                             ------------
           Total                                                  41,013
                                                             ============

         Depreciation expense charged to operations amounted to $6,218 and $5,718 for the six months ended June 30, 2003 and 2002, respectively.

CUSTOMER LISTS

         On April 1, 2001, the Company acquired a customer list from a vendor in exchange for the forgiveness of advances and the assumption of liabilities which net to $587,600. The customer list is being amortized on a straight-line basis over 10 years.

         On December 23, 2002, the Company acquired a customer list from a competitor. In consideration thereof, the Company paid $5,000 on December 23, 2002 and agreed to pay $40,000 over a period of eight months commencing February 2003. As of June 30, 2003, the amount due under the agreement was $25,000 and is included in accrued expenses. The customer list is being amortized on a straight-line basis over ten years.

         Amortization expense was charged to operations amounted to $23,212 and $23,754 for the six months ended June 30, 2003 and 2002, respectively.

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

       Accrued Health Insurance Plan Claims under the self-funded employee welfare benefit plan amounted to $777,667, and consists of amounts due to providers based on claims filed and estimates of claims incurred before June 30, 2003 but not reported.

LONG-TERM DEBT

        Long-term debt is comprised of the following:
        Installment Notes
        Interest at 15.3% due in monthly installments of $239 including interest through
        December 2005 secured by equipment with a net book value of $2,513                                            $       5,369

        Interest at 15.3% due in monthly installments of $599 including interest
        through May 2006 secured by equipment with a net book value of $14,583                                               16,436

        Interest at 10% due in monthly installments of $1,033 including interest through April 2007                          40,026

        Interest at 14.2% due in monthly installments of $901 including interest
        through April 2004 secured by equipment with a net book value of $12,782                                              6,777
                                                                                                                      --------------
                Total                                                                                                        68,608
             Less Current Maturities                                                                                         23,475
                                                                                                                      --------------
             Long-Term Debt, Net of Current Maturities                                                                $      45,133
                                                                                                                      ==============

           Total maturities of long-term debt are as follows:

             Period Ended March 31,
                  2004                                                                                                $      23,475
                  2005                                                                                                       18,165
                  2006                                                                                                       16,798
                  2007                                                                                                       10,170
                                                                                                                      --------------
                                                                                                                      $      68,608
                                                                                                                      ==============
INCOME TAXES

    The provision for income taxes consists of the following:
                                                                                                                 March 31,
                                                                                                 ----------------------------------
                                                                                                       2003                2002
                                                                                                 ---------------    ---------------
             Current
                  Federal                                                                                -                  -
                  State                                                                                  -                  -
                                                                                                 ---------------    ---------------
                                                                                                         -                  -
                                                                                                 ===============    ===============

    The components of the Company's deferred tax asset is as follows:

             Federal and State Net Operating Losses                                      166,000
             Less: Valuation Allowances                                                 (166,000)
                                                                                       ---------
             Net Deferred Tax Assets                                                          --
                                                                                       ---------
    The differences between income tax provision in the financial statements and the tax benefit computed at the U.S. Federal  statutory rate of 34% at March
    31, 2003 are as follows:

             Tax Benefit                                                                    (34%)
             Valuation Allowance                                                              34%
                                                                                       ---------
             Effective Tax Rate                                                               --%
                                                                                       ---------

OPERATING LEASE COMMITMENTS

    The Company leases certain office space under an operating lease. The lease expires September 31, 2003 and contains a renewal option for an additional two years.

    Rent expense for the period ended June 30, 2003 and 2002 was $25,098 and $19,200, respectively.

EQUITY COMPENSATION PLAN

   During the year, the Company adopted the 2003 Equity Compensation Plan ("The 2003 Plan"). Under the 2002 Plan the Company may grant either restricted shares or options to purchase up to 3 million shares of common stock in the aggregate. Under the terms of the 2003 plan, common stock or options may be granted to officers, directors, employees and independent consultants of the Company who are responsible for the management, growth or profitability of the Company as determined by the 2003 Plan Committee. The 2003 Plan is in effect for a term of 10 years.

   On February 8, 2003, the Company issued 50,000 shares under the 2003 Plan to a consultant. An amount of $20,000 relating to these shares was recognized based on the fair market value of the shares on the date of issuance.

   On April 10, 2003, the Company issued 5,400,000 options to its CEO, 1,000,000 options to an employee and 2,550,000 options to an advisor as compensation for consulting services. Each anniversary, the Company shall grant additional options in the same proportion to these individuals for 5 years.

   On May 6, 2003, AAMPRO Group, Inc. acquired a 20% stake in a California based security company Security 20/20, Inc. (dba SecurityProUSA). Consideration for the equity stake were 300,000 stock options in AAMPRO at $.17 and an additional 300,000 incentive based stock options at $.25 per share.

   On June 16, the Company issued 1,838,343 shares of its common stock as an investment in Cross Capital Fund, L.L.C.

   On June 25, 2003, the Company issued 1,800,000 shares for a consultant pursuant the Company's 2003 equity compensation plan.

   During the period ended June 30, 2003, the Company granted stock options to various consultants under the 2003 plan. In addition, the Company granted stock options in connection with its asset purchase of Amstaff, Inc.

   The value of each option granted is estimated on the date of the grant using the Black - Scholes option pricing model using the following weighted average assumptions:

             Weighted average risk free interest rate                 1.4-1.5%
             Expected dividend yield                                        0%
             Expected volatility                                      115-120%
             Expected lives (in years)                                    1-5

The following is a summary of the status of the stock options during the period ended June 30, 2003:

                                                                    Weighted
                                                                    Average
                                                 Number of         Exercise
                                                  Options            Price
                                              ---------------    ------------
     Outstanding at December 31, 2002              1,500,000            0.01
     Options granted                              10,650,000            0.09
     Options exercised                           (1,755,000)            0.02
     Options forfeited                             (645,000)            0.12
                                              ---------------
     Outstanding at June 30, 2003                  9,750,000            0.08
                                              ===============


    The following table summarizes information about stock options outstanding at June 30, 2003:

                                                                Weighted
                                                                Average
                                                               Remaining
 Range of Exercise              Number                        Contractual            Weighted Average
      Prices                  Outstanding                         Life                 Exercise Price
--------------------        ----------------         -----------------------         --------------------
           $0.17                    300,000                   21.5 months                       $0.17
           $0.07                  5,400,000                    58 months                        $0.07
           $0.07                  2,550,000                    58 months                        $0.07
           $0.07                    900,000                    58 months                        $0.07
           $0.25                    600,000                     6 months                        $0.25

    All options outstanding at June 30, 2003 are exercisable.

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

         SUBSEQUENT EVENT

         Effective August 8, 2003, the Company announced a 3 for 1 split of the company's capital stock. All stock and option shares have been adjusted for this split.


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

NET REVENUES

         Our overall revenues increased to $10,525,952 during the six month period ended June 30, 2003 as compared to $8,431,356 for the same period in 2002.. All of our revenues were from our AAMPRO, Inc. subsidiary. This was primarily attributable to the acquisition of a client list and from new marketing efforts.

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

Operating Expenses

         Operating expenses are composed principally of marketing and sales expenses and general and administrative expenses which are composed principally of salaries of administrative personnel, fees for professional services and facilities. Operating expenses increased to $1,022,600 for the six month period ended June 30, 2003 from $255,486 during the same period in 2002. This increase was mostly due to the transition from a private company to a public company, mergers and acquisition related expenses, as well as, the implementation of the new marketing plan for both AAMPRO, Inc. and the newly founded AAMPROPAY, LLC and stock based compensation issued to consultants The 2003 figures for G&A include fees associated with the Company transitioning to a public company with the requisite reporting requirements. Furthermore, in order to position the company for growth and development, it was necessary to retain several consultants on behalf of the Company. By retaining consultants instead hiring additional staff, the Company was able to save on usual and customary benefits and payroll taxes. Furthermore, the consultants were paid either through the issuance of stock and\or stock options which preserved cash flow.


Provision for Income Taxes

INCOME TAXES

         The Company switched from Subchapter S status to C corp. commencing in the fourth quarter of 2002. The Company will receive the benefit of its net operating loss for the fourth quarter of 2002 as well as for the six month period ending June 30, 2003..

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, we had cash and cash equivalents totaling $100,264.

         Net cash used by operating activities during the six months ended June 30, 2003 was 97,384 as compared to net cash generated by investment of 10,477 during the same period in 2002.

         Net cash provided by financing activities in the six months ended June 30, 2003 was 66,472 [e.g. payments on capital leases], as compared with $6,477 used in 2002.

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


Item 3: Legal Proceedings

In August, 2003, a law suit for breach of contract was commenced against the Company and Stephen Farkas by a shareholder alleging breach of contract related to the acquisition of AAMPRO, Inc. by the Company. The Company is vigorously defending this action.

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

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the above paragraph.

PART II

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

          (a)   Exhibits.

                Exhibit 99.1        Certification   of  Chief   Executive
                                    Officer and Chief Financial Officer pursuant to Section 906 as well as Section 302 of the Sarbanes-Oxley Act of 2002


         (b) Reports on Form 8-K

         None



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


By /s/ Stephen Farkas
   ------------------------------------------
   (Stephen Farkas, President, Chief
   Executive Officer, Principal Accounting
   Officer and Director)

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


Date: August 28, 2003


/s/ Stephen Farkas
-----------------------------------------
Stephen Farkas
Chief Executive Officer and Chief
Financial Officer