Form 10QSB
period 2003-09-30
TRIDENT SYSTEMS INTERNATIONAL INC
filed 2003-11-26
CIK 1116139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ____ TO ____ .



                               AAMPRO GROUP, INC.
             (Exact name of registrant as specified in its charter)


               NEVADA                                     87-0419231
(State or Other Jurisdiction   of             (I.R.S. Employer Identification
Incorporation or Organization)                           Number)


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

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES |X| NO |_|

Number of shares outstanding of each of the registrant's classes of common stock as of November 15, 2003: Common Stock: 51,999,984.

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS



                                                                        Page


PART I

Item 1.            Financial Statements

Consolidated Balance Sheet                                                  4

Consolidated Statements of Operations                                       5

Consolidated Statements of Cash Flows                                       6

Notes to the Consolidated Financial Statements                              7

Item 2.  Management's Discussion and Analysis of Financial                 12
                Condition and Results of Operations

Item 3.  Legal Proceedings                                                 15

Item 4.  Procedures and Controls                                           15

PART II

Item 5.  Other information                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                  15

Signatures                                                                 16

Certifications                                                             17

ITEM 1: FINANCIAL STATEMENTS


To the Stockholders and Board of Directors of AAMPRO Group, Inc. and Subsidiaries



We have reviewed the accompanying balance sheet of AAMPRO Group, Inc. and Subsidiaries as of September 30, 2003, and the related statements of operations and statements of cash flows for the three and nine month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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



Bridgewater, New Jersey
November 17, 2003

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003


    Assets
Current Assets
    Cash                                                                                                   $            -
    Accounts receivable                                                                                           571,128
    Note receivable                                                                                                 3,241
    Prepaid consulting                                                                                             15,250
                                                                                                           ---------------
         Total Current Assets                                                                                     589,619

Note receivable, net of current portion                                                                           239,329
Customer lists, net of accumulated amortization of $289,018                                                       345,582
Property and equipment                                                                                             63,734
Deposits                                                                                                            3,412
Investment in LLC                                                                                                 147,715
                                                                                                           ---------------
         Total Assets                                                                                           1,389,391
                                                                                                           ---------------
         Liabilities and Stockholders' Equity (Impairment)

Current Liabilities
     Accounts payable                                                                                             106,539
     Accrued expenses                                                                                             452,035
     Health benefits payable                                                                                      926,648
     Payroll taxes payable                                                                                        272,208
     Current maturities of long-term debt                                                                          27,603
     Client deposits                                                                                               84,345
                                                                                                           ---------------
         Total Current Liabilities                                                                              1,869,378
Long-term debt, excluding current maturities                                                                       61,679
                                                                                                           ---------------
         Total Liabilities                                                                                      1,931,057
                                                                                                           ---------------

Stockholders' Equity (Impairment)
     Common stock, $.001, 300,000,000 shares authorized, 49,741,276                                                49,741
         issued and outstanding
     Series A, 10% cumulative convertible preferred stock, $.001 par value                                              3
     Additional paid in capital                                                                                 1,032,175
     Accumulated (deficit)                                                                                    (1,623,585)
                                                                                                           ---------------
                                                                                                                (541,666)
         Total Stockholders' Equity (Impairment)
                                                                                                           ---------------
         Total Liabilities and Stockholders' Equity (Impairment)                                           $    1,389,391
                                                                                                           ---------------

               See notes to the consolidated financial statement.

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Three Months Ended                  Nine Months Ended
                                                                September 30,                      September 30,
                                                       --------------------------------   --------------------------------
                                                            2003             2002              2003             2002
                                                       ---------------- ---------------   ---------------- ---------------
Revenue                                              $       4,882,939  $    4,517,595   $     15,408,891  $   12,948,951
                                                       ---------------- ---------------   ---------------- ---------------

Cost of Services
     Payroll                                                 4,226,162       3,789,385         13,033,695      10,864,520
     Payroll taxes                                             257,532         348,811          1,064,156       1,083,804
     Employee benefits                                         157,817         146,547            708,649         484,614
     Workers compensation insurance                             53,237          50,265            119,419         144,825
                                                       ---------------- ---------------   ---------------- ---------------
         Total Cost of Services                              4,694,748       4,335,008         14,925,919      12,577,763
                                                       ---------------- ---------------   ---------------- ---------------

Gross Profit                                                   188,191         182,587            482,972         371,188
                                                       ---------------- ---------------   ---------------- ---------------

Operating Expenses
     General and administrative expenses                       150,629         156,412            650,610         382,426
     Stock based compensation                                  130,730               -            623,919               -
     Depreciation                                                4,000           9,194             10,218          14,912
     Amortization                                               11,606          29,676             34,818          53,430
                                                       ---------------- ---------------   ---------------- ---------------
         Total Operating Expenses                              296,965         195,282          1,319,565         450,768
                                                       ---------------- ---------------   ---------------- ---------------
                                                             (108,774)        (12,695)          (836,593)        (79,580)
Loss From Operations
                                                       ---------------- ---------------   ---------------- ---------------

Other Income (Expense)
     Interest income                                               373             747                648             747
     Interest expense                                         (12,593)         (6,023)           (29,655)        (19,024)
                                                       ---------------- ---------------   ---------------- ---------------
         Total Other (Expense)                                (12,220)         (5,276)           (29,007)        (18,277)
                                                       ---------------- ---------------   ---------------- ---------------
                                                             (120,994)        (17,971)          (865,600)        (97,857)
Loss Before Income Taxes

Income Taxes                                                         -             500                  -             500
                                                       ---------------- ---------------   ---------------- ---------------

Net Loss                                             $       (120,994)  $     (18,471)  $       (865,600)  $     (98,357)
                                                       ---------------- ---------------   ---------------- ---------------

Earning (Loss) Per Share                             $               -  $            -  $          (0.02)  $            -
                                                       ---------------- ---------------   ---------------- ---------------
Weighted Average Number of Common                           47,320,232      30,792,321         42,372,038      30,792,321
     Shares Outstanding (adjusted for split)


              See notes to the consolidated financial statements.

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                       ------------------------------------------
                                                                                              2003                   2002
                                                                                       --------------------    ------------------
Cash Flows From Operating Activities
    Net Loss                                                                         $           (865,600)   $          (98,357)
    Adjustments to Reconcile Net Loss to Net Cash
      Provided by Operations
        Depreciation and amortization                                                               45,036                67,757
        Stock and options issued for consulting services                                           626,363                     -
    Decrease (Increase) in Assets
        Accounts receivable                                                                      (113,632)              (23,635)
        Other current assets                                                                      (15,250)                     -
        Deposits                                                                                       113                 (363)
    Increase (Decrease) in Liabilities
        Accounts payable                                                                            52,101             (181,680)
        Accrued expenses                                                                             5,768                 9,685
        Health benefits payable                                                                    178,809               141,461
        Payroll taxes payable                                                                     (84,891)               200,237
        Client deposits                                                                           (25,548)               (3,324)
                                                                                       --------------------    ------------------
           Net Cash Used by Operating Activities                                                 (196,731)               111,781
                                                                                       --------------------    ------------------
        Cash Flows From Investing Activities
        Cash paid for equipment                                                                   (41,459)                     -
                                                                                       --------------------    ------------------
        Cash Flows From Financing Activities
        Repayments for advances from vendor                                                              -              (72,000)
        Proceeds from notes receivable                                                               5,680                     -
        Repayments of long-term debt                                                               (4,204)               (9,875)
        Proceeds from long-term debt                                                                25,000                     -
        Proceeds from issuance of preferred stock and warrants                                      22,500                     -
        Proceeds from exercise of stock options                                                     40,600                     -
                                                                                       --------------------    ------------------
        Net Cash Provided (Used) by Financing Activities                                            89,576              (81,875)
                                                                                       --------------------    ------------------
        Net Decrease in Cash                                                                     (148,614)                29,906
        Cash at Beginning of Period                                                                148,614                11,154
                                                                                       --------------------    ------------------
        Cash at End of Period                                                                            -                41,060
                                                                                       --------------------    ------------------

        SUPPLEMENTAL  DISCLOSURE OF CASH FLOW  INFORMATION  Cash paid during the period for:
             Interest                                                                               29,655                19,024
                                                                                       --------------------    ------------------
             Income Taxes                                                                              120                     -
                                                                                       --------------------    ------------------

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $13,138 and $7,909 for the nine months ended June 30, 2003 and 2002, respectively.

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

PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following at September 30, 2003:


        Computer equipment and software                                           $        128,376
        Office furniture                                                                     4,500
                                                                                 ------------------
           Total                                                                           132,876
        Less: accumulated depreciation                                                      69,142
                                                                                 ------------------
           Total                                                                  $         63,734
                                                                                 ------------------


Depreciation expense charged to operations amounted to $10,218 and $14,912 for the nine months ended September 30, 2003 and 2002, respectively.

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

Amortization expense was charged to operations amounted to $34,818 and $53,430 for the nine months ended September 30, 2003 and 2002, respectively.

EMPLOYEE BENEFIT PLANS

Medical Benefit Plans

The Company offers fully-insured and self-insured medical benefits to employees. Participating employer clients may participate or opt to offer their own insurance coverage to employees. The Company's self-insured plan is a self-funded employee welfare benefit plan pursuant to the Employee Retirement Income Security Act of 1974, as amended. The plan administration is provided by a third party Claims Supervisor for claim form submissions, correspondence, benefit determinations, claim processing and disbursement preparation. All eligible employees may participate in the welfare benefit plan upon satisfaction of the waiting period, completion of enrollment documents and meeting eligibility requirements. Participating employees contribute to the cost of their coverage premiums through payroll deductions. Such payroll deductions are recorded as revenue when billed to client employers. The plan offers Network and Non-Network Provider Organization medical services, hospital services, inpatient and outpatient treatment, prescription drug, vision care and dental benefits. Accrued Health Insurance Plan Claims under the self-funded employee welfare benefit plan amounted to $884,495, and consists of amounts due to providers based on claims filed and estimates of claims incurred before September 30, 2003 but not reported.

LONG-TERM DEBT

Long-term debt is comprised of the following:


        Installment Notes
        Interest at 14.87% due in monthly installments of $864 including interest
        through June 2006 secured by computer software with a net book value of $22,918                            $      23,851

        Interest at 15.3% due in monthly installments of $239 including interest through                                   4,831
        December 2005 secured by equipment with a net book value of $2,513
                                                                                                                          15,254
        Interest at 15.3% due in monthly installments of $599 including interest through May 2006 secured by equipment with a net book value of $14,583
                                                                                                                          39,327
        Interest at 10% due in monthly installments of $1,033 including interest through April
        2007
                                                                                                                           6,019
        Interest at 14.2% due in monthly installments of $901 including interest through April 2004 secured by equipment with a net book value of $12,782
                                                                                                               ------------------
                Total                                                                                                     89,282
             Less Current Maturities                                                                                      27,603
                                                                                                               ------------------
             Long-Term Debt, Net of Current Maturities                                                              $     61,679
                                                                                                               ------------------

           Total maturities of long-term debt are as follows:

             Period Ended September 30,
                  2004                                                                                              $     27,603
                  2005                                                                                                    26,633
                  2006                                                                                                    24,876
                  2007                                                                                                    10,170
                                                                                                               ------------------
                                                                                                                    $     89,282
                                                                                                               ------------------

        INCOME TAXES

    The provision for income taxes consists of the following:
                                                                                                             September 30,
                                                                                                 ----------------------------------
                                                                                                       2003               2002
                                                                                                 ---------------    ---------------
             Current
                  Federal                                                                         $      -           $      -
                  State                                                                                  -                  -
                                                                                                 ---------------    ---------------
                                                                                                  $      -           $      -
                                                                                                 ---------------    ---------------


    The components of the Company's deferred tax asset is as follows:

             Federal and State Net Operating Losses                                                           $           210,000
             Less: Valuation Allowances                                                                                  (210,000)
                                                                                                              ---------------------
             Net Deferred Tax Assets                                                                          $                  -
                                                                                                              ---------------------

The differences between income tax provision in the financial statements and the tax benefit computed at the U.S. Federal statutory rate of 34% at September 30, 2003 are as follows:


             Tax Benefit                                                                                        (34%)
             Valuation Allowance                                                                                 34%
                                                                                                         ---------------
             Effective Tax Rate                                                                                  - %
                                                                                                         ---------------

OPERATING LEASE COMMITMENTS

The Company leases certain office space under an operating lease. The lease expires September 30, 2003 and contains a renewal option for an additional two years.

Rent expense for the period ended September 30, 2003 and 2002 was $31,498 and $32,000, respectively.

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

On June 25, 2003, the Company issued 1,800,000 shares for a consultant pursuant to the Company's 2003 equity compensation plan.

During the period ended June 30, 2003, the Company granted stock options to various consultants under the 2003 equity plan. In addition, the Company granted stock options in connection with its asset purchase of Amstaff, Inc.

In July 2003, the Company issued 2,924,000 shares to a consultant pursuant to the Company's 2003 equity plan.

On September 3, 2003, the Company issued 750,000 shares of its common stock for a 10% investment in SK Realty.

On September 4, 2003, the Company issued 1,250,000 shares of its common stock for a 10% investment in Jason Hawk Enterprises.

The value of each option granted is estimated on the date of the grant using the Black - Scholes option pricing model using the following weighted average assumptions:

             Weighted average risk free interest rate                 1.4-1.5%
             Expected dividend yield                                        0%
             Expected volatility                                      115-120%
             Expected lives (in years)                                     1-5
             On September

The following is a summary of the status of the stock options during the period ended September 30, 2003:

                                                                                                                 Weighted
                                                                                                                  Average
                                                                                               Number of         Exercise
                                                                                                Options            Price
                                                                                             ---------------    ------------
             Outstanding at December 31, 2002                                                     1,500,000   $        0.01
             Options granted                                                                     10,650,000            0.09
             Options exercised                                                                  (1,755,000)            0.02
             Options forfeited                                                                    (645,000)            0.12
                                                                                             ---------------
             Outstanding at September 30, 2003                                                    9,750,000   $        0.08
                                                                                             ---------------

The following table summarizes information about stock options outstanding at September 30, 2003:

     Range of                                           Weighted Average                   Weighted
     Exercise                   Number                      Remaining                      Average
      Prices                 Outstanding                 Contractual Life               Exercise Price
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

All options outstanding at September 30, 2003 are exercisable.

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

NET REVENUES

         Our overall revenues increased to $15,408,891 during the nine month period ended September 30, 2003 as compared to $12,948,951 for the same period in 2002. This was an increase of 19%. All of our revenues were from our AAMPRO, Inc. subsidiary. This was primarily attributable to the acquisition of a client list and from new marketing efforts.

COST OF REVENUES AND GROSS MARGIN

         AAMPRO's cost of revenues is composed primarily of:
         o Client and Client Employee Payrolls
         o Benefits Premium and Administration
         o Federal and State Income Tax and Payroll Tax

         Cost of revenues, as a percentage of net revenues decreased to 96.1% in 2003 from 97.5% in 2002 primarily due to efficiencies in operations achieved through revenue growth.

Operating Expenses

         Operating expenses are composed principally of marketing and sales expenses and general and administrative expenses which are composed principally of salaries of administrative personnel, fees for professional services and facilities. Operating expenses increased to $1,319,565 for the nine month period ended September 30, 2003 from $450,768 during the same period in 2002. This increase was mostly due to the transition from a private company to a public company, mergers and acquisition related expenses, as well as, the implementation of the new marketing plan for both AAMPRO, Inc. and the newly founded AAMPROPAY, LLC and stock based compensation issued to consultants The 2003 figures for G&A include fees associated with the Company transitioning to a public company with the requisite reporting requirements. Furthermore, in order to position the company for growth and development, it was necessary to retain several consultants on behalf of the Company. By retaining consultants instead hiring additional staff, the Company was able to save on usual and customary benefits and payroll taxes. Furthermore, the consultants were paid either through the issuance of stock and\or stock options which preserved cash flow.

Provision for Income Taxes

INCOME TAXES

         The Company switched from Subchapter S status to C corp. commencing in the fourth quarter of 2002. The Company will receive the benefit of its net operating loss for the fourth quarter of 2002 as well as for the nine month period ending September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, we had cash and cash equivalents totaling $100,264.

         Net cash used by operating activities during the nine months ended September 30, 2003 was $196,731 as compared to net cash generated by investment of $111,781 during the same period in 2002.

         Net cash provided by financing activities in the nine months ended September 30, 2003 was $89,576 [e.g. payments on capital leases], as compared with ($81,875) used in 2002.

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

         Other risks and uncertainties for the Company include, but are not limited to:

          o Adverse changes in general economic conditions in any of the countries in which we do business, including the U.S., Europe, Japan and other geographic areas
          o We might not be able to fund its working capital needs from cash flows
          o Increased competition
          o Litigation
          o State Unemployment and Disability taxes payable

         We may experience material fluctuations in future revenues and operating results on a quarterly or annual basis resulting from a number of factors, including but not limited to the risks discussed above. In November, 2003 the State of New Jersey granted the Company an extension until December 1, 2003 to pay the certain Unemployment and Disability taxes which are in arrears. In the event that the Company does not pay such taxes during this period, the State may alter the status of the Company as PEO. The Company is attempting to negotiate a payment plan or settlement with the State of New Jersey.

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

ITEM 3: LEGAL PROCEEDINGS

In August, 2003, a law suit for breach of contract was commenced against the Company and Stephen Farkas by a shareholder alleging breach of contract related to the acquisition of AAMPRO, Inc. by the Company. The Company has counterclaimed and is vigorously defending this action.

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

PART II

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   Exhibits.
                ---------

                    31 Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

                    32 Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

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