Form 10KSB
period 2003-12-31
TRIDENT SYSTEMS INTERNATIONAL INC
filed 2004-04-19
CIK 1116139

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

      |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

                                   ----------

                               AAMPRO GROUP, INC.
             (Exact name of registrant as specified in its charter)

             NEVADA                                         87-0419231
(State or Other Jurisdiction of                   I.R.S. Employer Identification
Incorporation or Organization)                              Number

                 1120 Route 22 E. Bridgewater, New Jersey 08807
              (Address of Principal Executive Offices and Zip Code)

                    Issuer's Telephone Number: (908) 252-0008

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

        YES  |X|        NO |_|

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year: $1,983,752

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on April 14, 2003:
$1,040,000

Number of shares outstanding of each of the registrant's classes of common stock as of April 14, 2004: Common Stock: 51,999,889

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

None

                               AAMPRO GROUP, INC.
                         2003 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

Trademarks/Definitions                                                         3

PART I

Item 1. Business                                                               4
Item 2. Properties                                                            13
Item 3. Legal Proceedings                                                     13
Item 4. Submission of Matters to a Vote of Security Holders                   13

PART II

Item 5. Market for the Registrant's Common Equity and Related                 13
        Stockholder Matters
Item 6. Management's Discussion and Analysis of Financial                     14
        Condition and Results of Operations
Item 7. Financial Statements                                                  17
Item 8. Changes in and Disagreements with Accountants on                      37
        Accounting and Financial Disclosure

Item 8A.  Controls and Procedures                                             37

PART III

Item 9.  Directors and Executive Officers of the Registrant                   37
Item 10. Executive Compensation                                               38
Item 11. Security Ownership of Certain Beneficial Owners and Management       40
Item 12. Certain Relationships and Related Transactions                       40
Item 13. Exhibits, Financial Statements, and Reports on Form 8-K Signatures   40
Item 14. Principal Accounting Fees and Services                               39

Signature

Index of Exhibits

TRADEMARKS/DEFINITIONS

      "AAMPRO" is a trademark of AAMPRO Group, Inc. All other trademarks, service marks or trade names referred to in this Form 10-KSB are the property of their respective owners. Except as otherwise required by the context, all references in this Form 10-KSB to (a) "we," "us," "our," the "Company" or "AAMPRO" refer to the consolidated operations of AAMPRO Group, Inc., a Nevada corporation, and its wholly-owned subsidiaries, AAMPRO, Inc., a New Jersey corporation and AAMPRO PAY, LLC (b) "you" refers to the readers of this Form 10-KSB.

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

BUSINESS OVERVIEW

      The Company's services are designed to improve the productivity and profitability of small and medium-sized businesses by relieving business owners and key executives of many employer-related administrative and regulatory burdens and enables them to focus on the core competencies of their businesses. The Company provides services by entering into a Client Service Agreement, which establishes a relationship whereby the Company acts as employer of the employees who work at the client's location ("worksite employees"). Under the Client Service Agreement, the Company becomes the employer of the worksite employees and assumes responsibility for personnel administration and compliance with most employment-related governmental regulations. The Company charges a comprehensive service fee, which is invoiced concurrently with the processing of payroll for the worksite employees of the client. The fee is based upon the gross payroll of each client and the Company's estimated cost of providing the services.

      The Company provides its services on a national basis with a primary focus in the New York, New Jersey and Pennsylvania area.

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

      Because the Company is the employer of the worksite employees, it is possible that the Company could incur liability for violations of such laws even if it is not responsible for the conduct giving rise to such liability. The Client Service Agreement addresses this issue by providing that the client will indemnify the Company for liability incurred to the extent the liability is attributable to conduct by the client. Notwithstanding this contractual right to indemnification, it is possible that the Company could be unable to collect on a claim for indemnification and may therefore be ultimately responsible for satisfying the liability in question. The Company maintains certain general insurance and liability coverages (including coverages for its clients) to manage its exposure for these types of claims, and as a result, the costs in excess of insurance premiums incurred by the Company with respect to this exposure have historically been insignificant to the Company's operating results.

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

      The acquisition component of the strategy is to acquire other PEO business or complementary businesses that will create captive revenue for the PEO. In 2003, AAMPRO acquired the assets of AMSTAFF, Inc., a New Jersey based computerized payroll company for 100,000 stock options with an exercise price of $.50 each. Concurrent with that acquisition, AAMPRO formed a new subsidiary entitled AAMPROPAY, LLC to enter the computerized payroll market.

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

EMPLOYEE BENEFIT PLANS

      The Company offers various employee benefit plans to eligible employees, including its worksite employees. AAMPRO maintains these employee benefit plans as "single-employer" plans rather than "multiple-employer" plans. These plans include the 401(k) Plan (a profit-sharing plan with a cash or deferred arrangement ("CODA") under Code Section 401(k) and an employer matching contribution feature under Code Section 401(m); a cafeteria plan under Code
Section 125; a group welfare benefits plan which includes medical, dental, vision, life insurance, disability and worklife programs. Generally, employee benefit plans are subject to provisions of both the Internal Revenue Code and the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

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

      Accordingly, while the Company believes that it can assume the withholding obligations for worksite employees, in the event the Company fails to meet these obligations the client company may be held jointly and severally liable. While this interpretive issue has not to the Company's knowledge discouraged clients from enrolling with the Company, there can be no assurance that a definitive adverse resolution of this issue would not do so in the future. These interpretive uncertainties may also impact the Company's ability to report employment taxes on its own account rather than for the accounts of its clients.

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

EMPLOYEES

      As of December 31, 2003, the Company employed 12 full-time corporate administrative and sales employees. The Company is currently hiring principally in the sales and marketing areas.

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

SUBSIDIARIES

      The Company currently has two wholly-owned subsidiaries, AAMPRO, Inc., a New Jersey corporation and Aampro Pay LLC, a New Jersey LLC.

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

ITEM 2: PROPERTIES :

Our executive offices consists of approximately 5,300 square feet of office space in Bridgewater, NJ which also houses our AAMPRO, Inc. and AAMPRO PAY LLC subsidiaries. This facility is leased pursuant to a lease expiring October 2008. The monthly rent is currently $5,599 and our leased space is still sufficient to cover future growth. AAMPRO believes that its current facilities are adequate for the purposes for which they are intended and that they provide sufficient capacity to accommodate AAMPRO's short-term expansion plan. AAMPRO will continue to evaluate the need for additional facilities based on the rate of growth in worksite employees, the geographic distribution of the worksite employee base and AAMPRO's long-term service delivery requirements.

ITEM 3: LEGAL PROCEEDINGS

In August 2003, Alan Sporn and Corporate and Shareholder Solutions, Inc. filed a suit against the Company in the Superior Court of New Jersey, Chancery Division, Hunterdon Country, alleging, among other things, breach of contract and the issuance of certain shares of preferred stock which the plaintiffs claim are allegedly due to them. The Company is vigorously defending this action and has filed an answer denying all of the plaintiffs' claims and has counterclaimed.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      NONE

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of December 31, 2003, there were 325 stockholders of record. The Company believes that it has approximately 1,0000 beneficial stockholders.

      The Company's common stock trades on the NASDAQ's Over-The-Counter Bulletin Board under the symbol: AAPO.

      The following table sets forth the range of high and low bid prices per share of common stock as provided by Commodity Systems, Inc. The quotations shown below reflect inter-dealer prices, without mark-up, mark-down or commissions and may not present actual transactions.

                                                   Common Stock
                                                 Low        High
                                                -----      ------
Quarter ended:                                   0.02       0.04
March 31, 2002 (1)                               0.01       0.05
June 30, 2002 (1)                                0.01       0.07
September 30, 2002 (1)                           0.02       0.05
December 31, 2002 (1)                            0.01       0.37
March 31, 2003                                   0.11       0.21
June 30, 2003                                    0.02       0.09
September 30, 2003 (2)                           0.01       0.15
December 31, 2003 (2)                            0.03       0.06

(1)   Reflects results of 1-for-40 stock split in October, 2002 and 1 for 3

(2)   Reflects results of 3 for 1 stock split in July 2003

      The Company has never declared, nor has it paid, any cash dividends on its Common Stock. The Company currently intends to retain any earnings to finance future growth and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

      AAMPRO Group, Inc. has invested in new internet technology opening new markets for its services. The company now has the ability to do payrolls, handle human resources problems and to communicate in a faster and more efficient manner with its clients and employees.

      Both AAMPRO, Inc. and AAMPRO-Pay will now be able to compete directly with larger national companies, enabling them to supply the same services at a lower cost. The company will now be able to obtain business that, prior to installing the new technology; it had to walk away from. AAMPRO-Pay is the computerized payroll service division of the AAMPRO Group, Inc. which is projected to be profitable immediately increasing cash flow to the company.

      The company has targeted companies for merger or acquisition. The targeted companies range from PEO's and staffing companies to a small computerized payroll company. The company will see increased profitability through the elimination of duplication of expenses, i.e. rents, payroll, utilities, etc.

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

      The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for each of the years in the two-year period ended December 31, 2003.

                                                        Years ended December 31,

                                                          2003           2002
                                                         ------         ------
Percentage of sales:

Sales                                                       100%           100%
Cost of sales                                              56.4%          54.6%
                                                         ------         ------
Gross profit                                               43.6%          45.4%

General and administrative                                127.6%          62.5%
                                                         ------         ------

Total operating expenses                                  132.6%          67.5%

Net income (loss) from operations                         (89.0%)        (22.1%)

Other (expense) income, net                                (3.1%)         (9.7%)

Net income (loss) before income taxes                     (92.0%)        (31.8%)

Income tax benefit                                           --             --

Net income (loss)                                         (92.0%)        (31.8%)
                                                         ======         ======

NET REVENUES

AAMPRO has adopted a new revenue recognition policy under which compensation of worksite employees will be recognized as revenue components ( net method). The change in policy was made based in part on the collective weight of the indicators included in Emerging Issues Task Force No. 99-19, reporting revenues Gross as a Principal versus Net as an agent. This policy has been applied to the current financial statements and retroactively applied to the previously year's financial statement.

      Our overall revenues increased from $1,876,384 in 2002 to $ 1,983,752 in 2003. All of our revenues in 2003 were from our AAMPRO, Inc. subsidiary. Our gross billings increased from $17,737,830 in 2002 to $ 20,476,514 in 2003.

COST OF REVENUES AND GROSS MARGIN

        AAMPRO's cost of revenues is composed primarily of:

        o Client and Client Employee Payrolls
        o Benefits Premium and Administration
        o Federal and State Income Tax and Payroll Tax

      Cost of revenues, as a percentage of net revenues increased from 54.6 in 2002 to 56.4% in 2003 primarily due to increase in insurance premiums and in particular health insurance increases.

OPERATING EXPENSES

                                  2003              2002                  Change
                                  ----              ----                  ------

Marketing, sales and support      $29,643           $25,253               17.8%

Percentage of net sales           1.49%             1.35%                   --

      Marketing, sales and support expenses for AAMPRO increased to $29,643 in 2003 from $25,253 in 2002. This increase was due to the startup of AAMPRO PAY LLC,

                                  2003              2002                  Change
                                  ----              ----                  ------

General and administrative        $2,530,458        $1,172,406            122.1%

Percentage of net sales           127.56%           62.48%                --

      General and administrative expenses are composed principally shares and options issued for consulting fees as well as salaries of administrative personnel, fees for professional services and facilities. General and administrative expenses increased to $2,530,458 in 2003 from $ 1,171,906 in 2002. Stock and options issued to employees and consultants was $ 1,351,599 in 2003 from $ 70,100 in 2002 an increase of $ 1,281,499. In order to position the company for growth and development, it was necessary to retain several consultants on behalf of the Company. By retaining consultants instead hiring additional staff, the Company was able to save on usual and customary benefits and payroll taxes. Furthermore, the consultants were paid either through the issuance of stock and\or stock options which preserved cash flow.

INCOME TAXES

      THE COMPANY SWITCHED FROM SUBCHAPTER S STATUS TO C CORP. COMMENCING IN THE FOURTH QUARTER OF 2002.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities during 2003 was $19,024, a decrease of $219,347 compared with net cash provided by operating activities of $200,323 in 2002.

      Net cash used in investing activities in 2003, was $20,717, a decrease of $28,764 compared with net cash used in investing activities of $49,481 in 2002.

      Net cash provided by financing activities in 2003 was $37,539, an increase of $50,921 compared with net cash used in financing activities in 2002 of $13,382. The increase was due to the exercise of stock options in 2003.

      Our capital requirements are dependent on several factors, including marketing, acquisitions, professional fees and consulting expenses. At December 31, 2003, we had cash and cash equivalents totaling $146,412 compared to $148,614 at December 31, 2002. Our working capital deficiency is 1,476,603. Although our working capital is currently deficient, we believe that our current cash and cash equivalents along with cash to be generated by operations in 2003 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next fiscal year.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition and Returns

ITEM 7: FINANCIAL STATEMENTS

Index to Item 7: Financial                                                 Page
--------------------------                                                 ----
Statements
Reports of Independent Certified Public Accountants                       19-20
Consolidated Balance Sheet                                                21
Consolidated Statements of Operations                                     22
Consolidated Statements of Stockholders' Equity                           23
Consolidated Statements of Cash Flows                                     24
Notes to Consolidated Financial Statements                                25-36

                          Independent Auditors' Report

To the Board of Directors and Stockholders of AAMPRO Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of AAMPRO Group, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The consolidated financial statements for the year ended December 31, 2003 has been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has had significant recurring losses, and a lack of cash flow that has raised substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters as discussed in Note 13 include the raising of additional equity to fund operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AAMPRO Group, Inc. and Subsidiaries as of December 31, 2003 and the consolidated results of their operations, cash flows and changes in stockholders' equity (deficit) for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/ BAGELL, JOSEPHS & COMPANY, L.L.C.

BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey
April 13, 2004

                                 Independent Auditors' Report

To the Board of Directors and Stockholders of AAMPRO Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of AAMPRO Group, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AAMPRO Group, Inc. and Subsidiaries as of December 31, 2002 and the consolidated results of their operations, cash flows and changes in stockholders' equity (deficit) for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ Rosenberg Rich Baker Berman & Company
-----------------------------------------
Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 14, 2003

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS
CURRENT ASSETS

    Cash                                                                                 $   146,412
    Accounts receivable, net of allowance of $117,177                                        479,310
    Note receivable                                                                            2,714
    Other current assets                                                                      27,835
                                                                                         -----------
       TOTAL CURRENT ASSETS                                                                  656,271

Investments                                                                                   67,071
Customer lists, net of accumulated amortization of $316,875                                  270,725
Note receivable                                                                              239,225
Property and equipment                                                                        57,846
                                                                                         -----------
       TOTAL ASSETS                                                                      $ 1,291,138
                                                                                         ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

    Accounts payable                                                                     $   122,287
    Accrued expenses                                                                         390,399
    Health benefits payable                                                                  962,515
    Payroll taxes payable                                                                    539,895
    Current maturities of long-term debt                                                      33,433
    Client deposits                                                                           84,345
                                                                                         -----------
       TOTAL CURRENT LIABIILITIES                                                          2,132,874

Long-term debt, excluding current maturities                                                  48,547
                                                                                         -----------

       TOTAL LIABIILITIES                                                                  2,181,421
                                                                                         -----------

STOCKHOLDERS' EQUITY (DEFICIT)

    Preferred stock, Series A convertible; no par value; 10,000,000 shares authorized;
       0 shares issued or outstanding
    Common stock, .001 par value, 300,000,000 shares authorized, 49,999,989 issued
       and outstanding                                                                        50,000

    Additional paid-in capital                                                             1,642,331
    Accumulated (deficit)                                                                 (2,582,614)
                                                                                         -----------

       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                 (890,283)
                                                                                         -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              $ 1,291,138
                                                                                         ===========

See notes to the consolidated financial statements.

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Years Ended December 31,
                                                                       ----------------------------
                                                                           2003            2002
                                                                       ------------    ------------
NET REVENUE (gross billings of $20.5 and $17.8 million less worksite
employee payroll costs of $18.5 and $15.9 million, respectively)       $  1,983,752    $  1,876,384

COST OF SERVICES                                                          1,118,255       1,024,365
                                                                       ------------    ------------
GROSS PROFIT                                                                865,497         852,019
                                                                       ------------    ------------

OPERATING EXPENSES

    General and administrative expenses                                   2,530,458       1,172,406
    Selling expenses                                                         29,643          25,283
    Depreciation                                                             31,359          20,108
    Amortization                                                             38,675          47,914
                                                                       ------------    ------------
       TOTAL OPERATING EXPENSES                                           2,630,135       1,265,711
                                                                       ------------    ------------

LOSS FROM OPERATIONS                                                     (1,764,638)       (413,692)
                                                                       ------------    ------------

OTHER INCOME (EXPENSES)

    Interest income

                                                                              4,953             869
    Interest expense                                                        (36,511)        (22,172)
      Impairment of customer list                                           (26,000)       (160,216)

    Loss on disposal of office equipment                                     (2,433)             --
                                                                       ------------    ------------
       TOTAL OTHER INCOME (EXPENSES)                                        (59,991)       (181,519)
                                                                       ------------    ------------

LOSS BEFORE INCOME TAXES                                                 (1,824,629)       (595,211)

Income taxes                                                                     --              --
                                                                       ------------    ------------

NET LOSS                                                               $ (1,824,629)   $   (595,211)
                                                                       ============    ============

LOSS PER SHARE                                                         $      (0.04)   $      (0.02)
                                                                       ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
        OUTSTANDING                                                      45,341,428      32,271,774
                                                                       ============    ============

See notes to the consolidated financial statements.


                       AAMPRO GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                Preferred Stock             Common Stock
                             --------------------   ---------------------------
                              Number of              Number of                    Additional    Accumulated
                               Shares      Amount     Shares          Amount    Paid-In Capital   (Deficit)         Total
                             --------------------   ----------      ----------- --------------- ------------    -------------
Balances, January 1, 2002        --        $ --          2,500        $   100   $    120,035    $   (162,774)     $  (42,639)

Recapitalization of Shares
Pursuant to Reverse                                 10,261,607         10,164         78,506
Merger Acquisition                                                                                    68,342              --
Common Stock Issued for                              2,400,000         57,500
Consulting Services                                                                    2,400          55,100              --
Option Issued for
  Consulting Services                                       --             --         15,000              --          15,000
Net Loss for the Year Ended
December 31, 2002                                           --             --             --        (595,211)       (595,211)
                             ---------------------                                               -----------      ----------
Balance, December 31, 2002       --          --     12,664,107         12,664        258,477        (757,985)       (486,844)
Exercise of Stock Options                              585,000            585           (585)             --              --
Issuance of Shares for                               2,520,427          2,520        865,499              --         868,019
Consulting Services
Issuance of Stock Options                                   --             --        486,100              --         486,100
Issuance of Shares for
    Investment in a
    non-related  company                               897,129            897         66,174              --          67,071
Effect of 3:1 Common
  Stock Split                                       33,333,326         33,334        (33,334)             --              --
Net Loss for Year Ended
December 31, 2003                                           --             --             --      (1,824,629)     (1,824,629)
                             ------------------     ----------        -------   ------------     -----------      ----------
Balance, December 31, 2003       --        $ --     49,999,989        $50,000   $  1,642,331     $(2,583,614)     $ (890,283)
                             ======        ====     ==========        =======   ============     ===========      ==========

See notes to the consolidated financial statements.

                             AAMPRO GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED FINANCIAL STATEMENTS
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                             2003           2002
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                             $(1,824,629)   $  (595,211)
    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) OPERATIONS

       Depreciation and amortization                                          70,034         68,022
       Impairment of customer lists                                           26,000        160,216
       Stock and options issued for consulting services                    1,296,304         72,500
           Provision for doubtful accounts
                                                                             117,177             --
    DECREASE (INCREASE) IN ASSETS

       Accounts receivable                                                  (134,905)      (469,033)
       Prepaid consultants                                                    26,400        (26,400)
       Other assets                                                          (24,310)          (325)
    INCREASE (DECREASE) IN LIABILITIES

       Bank overdraft                                                             --       (117,241)
       Accounts payable                                                       67,849        (38,169)
       Accrued expenses                                                      (10,868)       405,090
       Health benefits payable                                               214,676        462,462
       Payroll taxes payable                                                 182,796        269,085
       Client deposits                                                       (25,548)         9,327
                                                                         -----------    -----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (19,024)       200,323
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of equipment                                                    (20,717)        (4,481)
    Cash paid for customer list                                                   --        (45,000)
                                                                         -----------    -----------
          NET CASH (USED IN) INVESTING ACTIVITIES                            (20,717)       (49,481)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from exercise of stock option
                                                                              57,815             --
    Collections from note receivable                                           2,225          3,250
    Repayments of note payable                                               (22,501)       (16,632)
                                                                         -----------    -----------
          NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES                37,539        (13,382)
                                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH                                               (2,202)       137,460

CASH AT BEGINNING OF YEAR                                                    148,614         11,154
                                                                         -----------    -----------

CASH AT END OF YEAR                                                      $   146,412    $   148,614

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
       Interest Expense                                                  $    36,510    $    22,172
       Income Taxes                                                      $       500    $       200

See notes to the consolidated financial statements.

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

      On September 29, 2003, the Company formed a new organization, AAMPRO Pay, LLC. AAMPRO Pay, LLC was formed to engage in the service of payroll processing.

Principles of Consolidation

      The consolidated financial statements include the accounts of AAMPRO Group, Inc. and its wholly owned subsidiaries, AAMPRO, Inc., AAMPRO Pay, LLC. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition

      The Company has adopted a new revenue recognition policy under which compensation of worksite employees will be recognized as revenue components ("net method"). The change in policy was made based in part on the collective weight of the indicators included in Emerging Issues Task Force No. 99-19, Reporting Revenues Gross as a Principal versus Net as an Agent ("EITF 99-19"). The policy has been applied to the current consolidated statement of operations and retroactively applied to the previous years' consolidated statement of operations. The new policy had no effect on the gross profit, net income (loss) or shareholders' equity (deficit) amounts previously reported by the Company in its public filings.

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Revenue Recognition (Continued)

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

Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

      The Company maintains cash and cash equivalent balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000.

Loss Per Share

      Loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128. "Earnings Per Share," is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

      Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS in 2003 because inclusion would have been antidilutive.

Securities Issued for Services

      The Company accounts for common stock issued for services by reference to the fair market value of the Company's stock on the date of stock issuance. Compensation and consulting expenses are recorded at the fair market value of the stock issued.

Advertising Costs

      Advertising costs are charged to operations when incurred. Advertising expense was $29,236 and $17,555 for the years ended December 31, 2003 and 2002 respectively.

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

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Stock-Based Compensation

    The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income
    (loss) had the fair value of the options been expensed. The Company follows the provisions of FASB 123 in their accounting for stock based compensation.

Reclassifications

    Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 consolidated financial statement presentation.

Recent Accounting Pronouncements

        In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for business combinations are no longer allowed and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new standards effective January 1, 2002. Based upon the review of these customer lists, an impairment charge of $26,000 and $160,216 for the years ended December 31, 2003 and 2002, respectively were charged to Other Income and expenses.

        On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for- sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position.

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements (Continued)

      In June 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, Accounting for Stock-Based Compensation. Additionally, SFAS No. 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. The adoption of this statement did not have a significant impact on the Company's results of operations of financial position.

      In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

      In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

      In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements (Continued)

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No.
      51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company' results of operations or financial position.

NOTE 2 - CONCENTRATIONS OF BUSINESS AND CREDIT RISK

      At times throughout the years, the Company may maintain certain bank accounts in excess of FDIC insured limits.

      The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and at December 31, 2003, established a reserve of $117,177 on the accounts receivable based on past credit performance.

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment, at cost, consists of the following at December 31, 2003 and 2002:

                                                            2003          2002
                                                         --------      --------
          Computer equipment and software                $125,466      $ 86,917
         Office furniture                                   4,500         4,500
                                                         --------      --------

             Total                                        129,996        91,417

          Less:  accumulated depreciation                  72,120        58,924
                                                         --------      --------
             Total                                       $ 57,846      $ 32,493
                                                         ========      ========

      During the year ended December 31, 2003, the Company purchased equipment for $35,995 secured by a note payable. Depreciation expense charged to operations amounted to $31,359 and $20,108 for the years ended December 31, 2003 and 2002, respectively.

NOTE 4 - CUSTOMER LISTS

      On April 1, 2001, the Company acquired a customer list from a vendor in exchange for the forgiveness of advances and the assumption of liabilities which net to $587,600. The customer list is being amortized on a straight-line basis over 10 years. Amortization expense was $38,675 and $47,914 for the years ended December 31, 2003 and 2002, respectively.

      During 2003, the Company determined that, based on active customers at December 31, 2003, the carrying amount of the above customer list exceeded its fair value by $26,000, accordingly, an impairment loss of that amount was recognized and is included in other income (expenses).

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 4 - CUSTOMER LISTS (CONTINUED)

      On December 23, 2002, the Company acquired a customer list from a competitor. In consideration thereof, the Company paid $5,000 on December 23, 2002 and agreed to pay $40,000 over a period of eight months commencing February 2003. On December 31, 2003, the agreement was rescinded. The customer list was offset against the accrued expenses.

      In accordance with FASB 142, the Company has determined that there is no further impairment on the customer lists.

NOTE 5 - EMPLOYEE BENEFIT PLANS

Medical Benefit Plans

      The Company offers fully-insured and self-insured medical benefits to employees. Participating employer customers may participate or opt to offer their own insurance coverage to employees.

      The Company's self-insured plan is a self-funded employee welfare benefit plan pursuant to the Employee Retirement Income Security Act of 1974, as amended. The plan administration is provided by a third party Claims Supervisor for claim form submissions, correspondence, benefit determinations, claim processing and disbursement preparation. All eligible employees may participate in the welfare benefit plan upon satisfaction of the waiting period, completion of enrolment documents and meeting eligibility requirements. Participating employees contribute to the cost of their coverage premiums through payroll deductions. Such payroll deductions are recorded as revenue when billed to client employers. The plan offers Network and Non-Network Provider Organization medical services, hospital services, inpatient and outpatient treatment, prescription drug, vision care and dental benefits. The Company is protected against unanticipated catastrophic claims through an individual excess insurance risk policy.

      Accrued Health Insurance Plan Claims as of December 31, 2003 amounted to $886,427, and consists of amounts due to providers based on claims filed and estimates of claims incurred before December 31, 2003 but not reported.

      Effective February 10, 2004, the Company's self-insurance plan was terminated and a new traditional health insurance plan was established with a healthcare provider. The Company is liable for all claims filed for one year following cessation of the plan.

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 6 - LONG-TERM DEBT

      Long-term debt is comprised of the following at December 31, 2003:

   Installment Notes
      Interest at 15.3% due in monthly installments of $239 including interest
      through December 2005 secured by equipment                                   $ 4,189

      Interest at 15.3% due in monthly installments of $1,033 including interest
      through May 2006 secured by equipment                                         39,327

      Interest at 10% due in monthly installments of $599 including interest
      through April 2007                                                            14,027

      Interest at 10% due in monthly installments of $901 including interest
      through May 2004                                                               3,500

      Interest at 14.9% due in monthly installments of $864 including interest
      through June 2006 secured by equipment                                        20,937
                                                                                   -------

      Total                                                                         81,980

      Less current maturities                                                       33,433
                                                                                   -------
      Long-term debt, net of current maturities                                    $48,547
                                                                                   =======

Total maturities of long-term debt are as follows

   Years Ending December 31,
      2004                                                                         $33,433
      2005                                                                          27,282
      2006                                                                          17,960
      2007                                                                           3,305
                                                                                   -------
                                                                                   $81,980
                                                                                   =======

      Interest expense for the years ended December 31, 2003 and 2002 was $36,510 and $22,172, respectively.

NOTE 7 - INCOME TAXES

      The provision for income taxes consists of the following:

                                                            December 31,
                                                    ----------------------------
                                                        2003            2002
                                                    -------------   ------------
          Current
             Federal                                $     --        $     --
             State                                  $     --        $     --

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2003 and 2002

NOTE 7 - INCOME TAXES (CONTINUED)

      The components of the Company's deferred tax asset is as follows at December 31, 2003:

      Federal and state net operating losses                          $ 969,000
      Less:  valuation allowances                                      (969,000)
                                                                      ---------
      Net Deferred tax assets                                         $      --
                                                                      =========

      The Company has net operating loss carryforwards for federal income tax purposes of approximately $2,655,400, which expires in 2023. The Company has net operating loss carryforwards for state income tax purposes of approximately $2,655,400, which expire in 2010.

NOTE 8 - OPERATING LEASE COMMITMENTS

      The Company leases certain office space under an operating lease. The lease expires October 31, 2008 and the monthly rent is $5,599. The Company moved late in 2003, and will have minimum annual rental payments of $67,188 in the years ending December 31, 2004 through 2007, and $55,990 in 2008.

      Rent expense for the years ended December 31, 2003 and 2002 was $44,229 and $38,400, respectively.

NOTE 9 - COMMON STOCK ISSUED FOR SERVICES

      In 2003 and 2002 the Company issued 2,520,427 and 2,400,000 shares to various consultants for services. The shares were valued at fair market value at the date of issuance and amounted to $868,019 and $57,500 in 2003 and 2002, respectively.

NOTE 10 - CAPITAL STOCK

      On July 15, 2003, the Board of Directors of the Company approved a 3 for 1 common stock split. As a result of the split, 33,333,326 shares were issued. All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts for 2003 and 2002 have been restated to reflect the stock split.

      The Company has issued a private placement of units of its Series A 10% Cumulative Convertible Preferred Stock and warrants up to $2,000,000. Each unit shall consist of 30,000 shares of the Company's Series A 10% Cumulative Convertible Preferred Stock, 30,000 Class A warrants and 30,000 Class B warrants. A holder of the Company's Series A Preferred Stock will have the right to convert the Series A Preferred Stock at any time into shares of Common Stock. The number of shares of Common Stock into which each share of Series A Preferred Stock may be converted will be determined by dividing $1.00 by the "Conversion Price" which shall be calculated as the average closing priced to the Company's Common Stock for the five trading days immediately prior to the date of conversion multiplied by seventy-five percent, provided that, the Conversion Price shall be no less then $0.50 and no more than $1.00. Each Class A warrant will entitle the holder to purchase one share of Common Stock at a price of $0.75 per share. The Class A warrants shall be valid for a period of two years. Each Class B warrant will entitle the holder to purchase one share of Common Stock at a price of $1.25 per share. The Class B warrants shall be valid for a period of three years. As of December 31, 2003, there have been no amounts raised in this offering.

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2003 and 2002

NOTE 11 - STOCK BASED COMPENSATION

      In 2002, the Company adopted the 2002 Equity Compensation Plan ("The 2002 Plan"). Under the 2002 Plan the Company may grant either restricted shares or options to purchase up to 9 million shares of common stock in the aggregate. Under the terms of the 2002 Plan, common stock or options may be granted to officers, directors, employees and independent consultants of the Company who are responsible for the management, growth or profitability of the Company as determined by the 2002 Plan Committee. The 2002 Plan is in effect for a term of 10 years.

      On October 18, 2002, the Company issued 320,000 restricted shares under the 2002 Plan to consultants. An expense relating to these shares was recognized in 2002 based on the fair market value of the shares on the date of issuance. On October 18, 2002, subject to the 2002 Plan, the Company issued options to a consultant to purchase 1,500,000 shares at $.01 per share. The options have been valued at $15,000 using the Black -Scholes pricing model.

      In 2003, the Company adopted the 2003 Equity Compensation Plan ("The 2003 Plan"). Under the 2003 Plan the Company may grant either restricted shares or options to purchase up to 6 million shares of common stock in the aggregate. Under the terms of the 2003 Plan, common stock or options may be granted to officers, directors, employees and independent consultants of the Company who are responsible for the management, growth or profitability of the Company as determined by the 2003 Plan committee. The 2003 Plan is in effect for a term of 10 years.

      On January 14, 2003, the Company purchased all of the assets of Amstaff Inc. a payroll services company, which was a supplier to the Company for 300,000 options at $ .17 per share for a two-year period. The options were valued at $11,800 using the Black - Scholes Pricing Model.

      On February 10, 2003, the Company entered into an agreement with a consultant, whereby, for services to be provided, the consultant received 150,000 shares of the Company's common stock and 300,000 stock options. The option has been valued at $17,900 using the Black - Scholes Pricing Model. The options will expire on February 10, 2008. The agreement is for a term of six months and has an automatic three-month renewal provision with subsequent agreement terms to be determined.

      On February 13, 2003, the Company entered into an option agreement with a consultant, whereby, for services to be provided, the consultant was granted 600,000 options of the Company's common stock. The options have an exercise price of $.12 per share which was the fair market value per share of the Company's common stock on the date of that agreement. The options have been valued at $43,400 using the Black - Scholes Pricing Model. Options of 255,000 were exercised and 345,000 options expired.

      On April 10, 2003, the Company entered into an option agreement with an officer of the Company, whereby, the officer was granted 5,400,000 options of the Company's common stock. The agreement between the Company and the officer expires on March 31, 2008. The options have an exercise price of $0.07 per share which was the fair market value per share of the Company's common stock on the date of the agreement. The options granted on April 10, 2003 shall expire on April 10, 2010. The options have been valued at $252,000 using the Black - Scholes Pricing Model. Pursuant to the agreement, on each anniversary (through 2008), the Company shall grant to the officer an additional 5,400,000 options at an exercise price equal to the fair market value of the Company's common stock on the date of each such grant: provided however, that the option grant for 2004 shall be capped at $0.07.

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2003 and 2002

NOTE 11 - STOCK BASED COMPENSATION (CONTINUED)

      On April 10, 2003, the Company entered into an option agreement with an employee of the Company, whereby, the employee was granted 900,000 options of the Company's common stock. The agreement between the Company and the employee expires on March 31, 2008. The options have an exercise price of $0.07 per share which was the fair market value per share of the Company's common stock on the date of the agreement. The options granted on April 10, 2003 shall expire on April 10, 2010. The options have been valued at $42,000 using the Black - Scholes Pricing Model. Pursuant to the agreement, on each anniversary (through 2008), the Company shall grant to the employee an additional 900,000 options at an exercise price equal to the fair market value of the Company's common stock on the date of each such grant: provided however, that the option grant for 2004 shall be capped at $0.07.

      On April 10, 2003, the Company entered into a consulting agreement with a consultant of the Company, whereby, for services to be provided to the Company through March 31, 2008, the consultant was granted 850,000 options of the Company's common stock. The options have an exercise price of $0.07 per share which was the fair market value per share of the Company's common stock on the date of the agreement. The options granted on April 10, 2003 shall expire on April 10, 2010. The options have been valued at $119,000 using the Black - Scholes Pricing Model. Pursuant to the agreement, on each anniversary (through 2008), the Company shall grant to the employee an additional 850,000 options at an exercise price equal to the fair market value of the Company's common stock on the date of each such grant: provided however, that the option grant for 2004 shall be capped at $0.07.

      The following table summarizes stock options activity during 2003 and 2002:

                                                                  Weighted
                                                                   Average
                                                      Number of   Exercise
                                                       Options     Price
                                                     ----------   -------

Options outstanding at January 1, 2002                       --    $  --
Granted                                               1,500,000     0.01
Exercised                                            (1,500,000)    0.01
Expired                                                      --       --
                                                     ----------    -----
Options outstanding at December 31, 2002                     --       --
Granted                                               8,350,000     0.07
Exercised                                              (255,000)    0.12
Expired                                                (345,000)    0.12
                                                     ----------    -----
Options outstanding at December 31, 2003              7,750,000    $0.09
                                                     ==========    =====

      The fair value of the options granted in 2003 and 2002 were $486,100 and $15,000, respectively. The fair value was determined as of the date of grant using the Black - Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 120% in 2003 and 2002, based upon a risk free interest rate of 1.5% in 2003 and 2002.

      The weighted average per share fair value of stock options granted during 2003 and 2002 were $0.06 and $0.01, respectively. The weighted average per share contractual remaining life of the options outstanding at December 31, 2003 were 6.5 years.

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2003 and 2002

NOTE 12 - TELCO ENERGY DIVIDEND

      Prior to the reverse acquisition between AAMPRO, Inc. and Trident Systems, International, Inc., Trident operated a wholly owned Oil and Gas subsidiary entitled Telco Energy, Inc. Telco Energy, Inc. is a total energy solution company involving fossil fuel extraction, collection and delivery systems. Pursuant to an agreement between the prior management of Trident and the management of Telco Energy, Trident's shareholders of record were entitled to receive a dividend of shares in Telco Energy, Inc. Shareholders of Trident (now AAMPRO Group, Inc.) of record as of March 31, 2003 are entitled to this dividend. AAMPRO shareholders of record shall receive one (1) share of Telco for every three (3) shares of AAMPRO. In addition, for every share of Telco received by AAMPRO shareholders, they will be vested with a right pursuant to a Rights Offering to acquire one
      (1) additional share of Telco Energy, Inc. for $1.50 per share. The CEO of AAMPRO has waived his right to receive the dividend in Telco shares according to the following distribution: 80% of the dividend to which he was otherwise entitled is to go to AAMPRO as a capital contribution and the remaining 20% is to be divided equally amongst the remaining shareholders of record as of March 31, 2003.

NOTE 13 - GOING CONCERN UNCERTAINTY

      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring operating deficits in the past few years and has accumulated large deficits. This raises substantial doubt about the Company's ability to continue as a going concern.

      Management of the Company has begun the process of raising capital through a private placement of their stock. This will infuse working capital into the Company and contribute to the business model that the Company has incorporated to grow their operations to sustain positive working capital and profitability.

      In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financial requirements and the success of future operations. These consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 14 - NON CASH ACTIVITIES

      During 2003, the Company issued 897,129 of its common stock for an investment in a non-related company valued at $67,071.

      During 2003 the Company converted an accounts receivable of $244,194 into a note receivable.

      During 2003, the Company rescinded a purchase of a customer list for $45,000 against accrued expenses of $45,000.

      During 2003, the Company obtained notes payable for $35,995 of equipment.

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2003 and 2002

NOTE 15 - NOTES RECEIVABLE

      During 2003 the Company converted an accounts receivable of $244,194 into a note receivable. The note receivable is with Amstaff, Inc. The note is a five-year note, with interest accrued at 7% based on a thirty year amortization. The balance due the Company as of December 31, 2003 is $241,939. There is no accrued interest at December 31, 2003.

NOTE 16 - SUBSEQUENT EVENTS

      In February 2004, the Company acquired a 10% interest in SK Realty Ventures in exchange for 750,000 shares of its common stock.

      In February 2004, the Company acquired a 10% interest in Jason Hawk Industries, Inc. in exchange for 1,250,000 shares of its common stock.

      Effective February 10, 2004, the Company's self-insurance plan was terminated and a new traditional health insurance plan was established with a healthcare provider. The Company is liable for all claims filed for one year following cessation of the plan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In March 2003, Aampro announced the resignation of its independent auditor, Rosenberg, Rich, Baker, Berman and company. On March 31, 2004, Aampro filed on Form 8-K that Rosenberg's decision to resign was mutually agreeable and that during the two most recent fiscal years and the subsequent interim period, there were no disagreements with Rosenberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Aampro engaged the firm of Bagell, Joseph, and Company. During the recent two fiscal years, Aampro did not consult with Bagell, Josephs and Company regarding the application of accounting principles, the type of opinion Bagell, Josephs might render or on any other accounting matter.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this report, and, based on their evaluation, the Company's Chief Executive Officer have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and positions of our directors and executive officers:

Name                       Age   Position
----                       ---   --------
Stephen L. Farkas          58    Chairman, CEO and Director
Terry Munkirs              55    President of AAMPRO Pay, LLC
Joanne Widitz              60    Vice President Administration

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

      Terry Munkirs, President -- AAMPRO-Pay. Ms. Terri L. Munkirs has an extensive background in real estate holding numerous awards achieved over a 5 year period. Ms. Munkirs did her undergraduate studies at Rarital College and Centenary College. She was instrumental in establishing Amstaff, a computerized payroll company, and now holds the position of President of AAMPRO-Pay.

ITEM 10: EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

      The following table sets forth the compensation earned by our Chief Executive Officer and all our other executive officers who earned in excess of $100,000 in salary and bonus (collectively the "Named Executives") for services rendered to us during the fiscal year.

SUMMARY COMPENSATION TABLE (1)

                                                          Long term compensation
                                                          Number of securities
Name and Position                    Year     Salary      Underlying options (2)
-----------------                    ----     ------      ----------------------

Stephen Farkas, CEO                  2003     $104,000        $5,400,000
Joanne Widitz, VP Administration     2003     $ 60,000                --
Terry Munkirs,                       2003     $104,000        $  900,000

      (1) The columns for "Bonus", "Other Annual Compensation", "Restricted Stock Awards", "LTP Payouts" and "All other Compensation" have been omitted because there is no such compensation to be reported.

      (2)   Represents options granted to such executives.

      The following table sets forth certain information concerning options granted to the named executives.

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2003

                        Number of       Percent of
                        Securities     Total Options                  Exercise
                        Underlying      Granted to       Price        Expiration
         Name        Options Granted   Employees In      Per Share    Date
------------------   ---------------   ------------      ---------    -----------
Stephen Farkas           5,400,000       85%             $0.07        04/10/10
Terry Munkirs              900,000       15%             $0.07        04/10/10

OPTION EXERCISES AND YEAR-END OPTION VALUES

                                                 NUMBER OF SECURITIES UNDERLYING
                                                           UNEXERCISED
                         SHARES                          OPTIONS AT FY-END (#)
                        ACQUIRED       VALUE     -------------------------------
        NAME           ON EXERCISE    REALIZED   EXERCISABLE    UNEXERCISABLE
        ----           -----------    --------   -----------    -------------
STEPHEN FARKAS             --            --         5,400,000         --
TERRY MUNKIRS              --            --           900,000         --

                                                VALUE OF UNEXERCISED
                                                IN-THE-MONTH OPTIONS
                                                   AT FY-END ($)
                                       ---------------------------------------
        NAME                             EXERCISABLE         UNEXERCISABLE
----------------------                 --------------        --------------
STEPHEN FARKAS                                --                    --
TERRY MUNKIRS                                 --                    --

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

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following tables shows all directors and officers of the Company and all persons known to the Company to be the beneficial owner of more than five percent of the Company's common stock as of December 31, 2003.

                                                        Amount and
                                                        Nature of
                                                        Beneficial    Percent
Name of Beneficial Owner                                Ownership     of Class
                                                        ----------   ----------
EXECUTIVE OFFICERS AND DIRECTORS
Stephen L. Farkas                                       29,046,000         58.0%
Terry Munkirs                                              216,000          <1%
Joanne Widitz                                               30,000          <1%
                                                        ----------   ----------
All directors and executive officers as a group         29,292,000           59%

OTHER 5% STOCKHOLDERS                                         None
None

                                                        ----------   ----------
All directors, executive officers and 5% stockholders
  as a group                                            29,292,000           59%

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

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13: EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

1.    Financial Statements

The following consolidated financial statements of Aampro Group, Inc., and Subsidiaries, and the Independent Auditors' Reports issued thereon, are incorporated by reference in Part II, Item 7:

Report of Independent Certified Public Accountants
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statement of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.    Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

     EXHIBIT NO     Description of Exhibit
     ----------     ----------------------

         31 Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
                    ---------------------------------------------------------

         32 Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
                    ---------------------------------------------------------

3.    Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT AND NON-AUDIT FEES

The following presents fees for professional audit services rendered by Rosenberg Rich Baker Berman & Company for the audit of the Company's annual financial statements for 2002 and Bagell, Josephs and Company for the audit of the Company's annual financial statements for 2003, billed for other services rendered by Rosenberg Rich Baker Berman & Company and Bagell, Josephs and Company.

--------------------------------------------------------------------------------
                                                           2002           2003
--------------------------------------------------------------------------------
Audit fees, including fees paid                           $36,130        $32,700
in 2004 for services performed
in 2003 and excluding audit
related fees
--------------------------------------------------------------------------------
All other fees                                                 --             --
--------------------------------------------------------------------------------
Audit related                                                  --             --
--------------------------------------------------------------------------------
Other non-audit                                                --             --
--------------------------------------------------------------------------------
Services                                                       --             --
--------------------------------------------------------------------------------
Total all other fees                                           --             --
--------------------------------------------------------------------------------
Total                                                     $36,130        $32,700
--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAMPRO GROUP, INC.
(Registrant)


By /s/ Stephen Farkas
   ------------------------------
  (Stephen Farkas, Chief Executive
  Officer, Chief Financial Officer,
  President and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

--------------------------------------------------------------------------------
Signature                         Title                           Date
--------------------------------------------------------------------------------
/s/ Stephen Farkas                Chief Executive Officer,        4/15/04
-------------------------         Chief Financial Officer
(Stephen Farkas)                  President and Director
--------------------------------------------------------------------------------

EXHIBIT INDEX

     EXHIBIT NO     Description of Exhibit
                    ---------------------------------------------------------
         31         Certification of Chief Executive Officer and Chief
                    Financial Officer, as required by Rule 13a-14(a) of the
                    Securities Exchange Act of 1934
                    ---------------------------------------------------------
         32         Certification of Chief Executive Officer and Chief
                    Financial Officer, as required by Rule 13a-14(b) of the
                    Securities Exchange Act of 1934
                    ---------------------------------------------------------