Form 10QSB
period 2004-03-31
TRIDENT SYSTEMS INTERNATIONAL INC
filed 2004-06-21
CIK 1116139

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

      | | Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________ to ___________.


                                   ----------

                               AAMPRO GROUP, INC.
             (Exact name of registrant as specified in its charter)


              NEVADA                                      87-0419231
   (State or Other Jurisdiction of              I.R.S. Employer Identification
    Incorporation or Organization)                          Number


                 1120 Route 22 E, Bridgewater, New Jersey 08807
              (Address of Principal Executive Offices and Zip Code)

                    Issuer's Telephone Number: (908) 252-0008

      Former name, former address and former fiscal year, if changed since last report: No Changes.

      Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES  |X|                   NO  |_|

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] Number of shares outstanding of each of the registrant's classes of common stock as of May 28, 2003: Common Stock: 53,999,989

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004

ASSETS

CURRENT ASSETS

      Cash                                                                                 $   100,367
      Accounts receivable, net of allowance of $117,177                                        640,176
      Note receivable                                                                            2,714
      Other current assets                                                                      19,082
                                                                                           -----------
          TOTAL CURRENT ASSETS                                                                 762,339

Investments                                                                                    117,071
Customer list, net                                                                             261,056
Note receivable                                                                                237,575
Property and equipment, net                                                                     56,282
                                                                                           -----------
          TOTAL ASSETS                                                                     $ 1,434,323
                                                                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable                                                                     $    74,286
      Accrued expenses                                                                         567,432
      Health benefits payable                                                                1,010,820
      Payroll taxes payable                                                                    736,485
      Current maturities of long-term debt                                                      35,172
      Client deposits                                                                           81,293
                                                                                           -----------
          TOTAL CURRENT LIABIILITIES                                                         2,505,488

Long-term debt, excluding current maturities                                                    34,639
                                                                                           -----------
          TOTAL LIABIILITIES                                                                 2,540,127
                                                                                           -----------

STOCKHOLDERS' EQUITY (DEFICIT)

       Preferred stock, Series A convertible; no par value $10,000,000 shares authorized; 0 shares issued or outstanding

      Common stock, 0.001 value, 300,000,000 shares authorized, 53,999,989 issued
          and outstanding                                                                       54,000
      Additional paid-in capital                                                             1,760,831
      Accumulated (deficit)                                                                 (2,920,635)
                                                                                           -----------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                              (1,105,804)
                                                                                           -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                             $ 1,434,323
                                                                                           ===========


          See notes to the condensed consolidated financial statements.

                       AAMPRO GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Three Months Ended
                                                                               March 31,
                                                                       --------------------------
                                                                           2004           2003
                                                                       -----------    -----------
NET REVENUE (gross billings of $3.8 and $5.1 million less worksite
employee payroll costs of $3.1 and $4.2 million, respectively)         $   677,241    $   875,448

COST OF REVENUES                                                           652,443        747,078
                                                                       -----------    -----------
GROSS PROFIT                                                                24,798        128,370
                                                                       -----------    -----------
OPERATING EXPENSES

      General and administrative expenses                                  271,734        340,996
      Selling expenses                                                       1,736          8,622
      Depreciation                                                           7,348          4,461
      Amortization                                                           9,669         11,606
                                                                       -----------    -----------
          TOTAL OPERATING EXPENSES                                         290,487        365,675
                                                                       -----------    -----------
LOSS FROM OPERATIONS                                                      (265,689)      (237,305)

OTHER INCOME (EXPENSES)

      Interest income                                                           --            275
      Interest expense                                                      (2,332)        (2,794)
                                                                       -----------    -----------
          TOTAL OTHER INCOME (EXPENSES)                                     (2,332)        (2,519)
                                                                       -----------    -----------
LOSS BEFORE INCOME TAXES                                                  (268,021)      (239,824)

Income taxes                                                                    --             --
                                                                       -----------    -----------
NET LOSS                                                               $  (268,021)   $  (239,824)
                                                                       ===========    ===========
LOSS PER SHARE                                                         $     (0.01)   $     (0.02)
                                                                       ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                                        51,822,212     13,228,551
                                                                       ===========    ===========


         See notes to the condensed consolidated financial statements.

                       AMPRO GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                       2004           2003
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss                                                                     $  (268,021)   $  (239,824)
      ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) OPERATIONS

          Depreciation and amortization                                                 17,017         16,067
          Stock and options issued for consulting services                                  --         99,039
          Write off of investment                                                       22,500             --
      (INCREASE) IN ASSETS

          Accounts receivable                                                         (160,866)       (77,327)
          Other assets                                                                  (8,353)        (1,684)
      INCREASE (DECREASE) IN LIABILITIES

          Accounts payable                                                             (49,827)        24,688
          Accrued expenses                                                             124,765        (37,942)
          Health benefits payable                                                       48,305         43,099
          Payroll taxes payable                                                        197,430         79,629
          Client deposits                                                               (3,052)       (12,339)
                                                                                   -----------    -----------
              NET CASH (USED IN) OPERATING ACTIVITIES                                  (80,102)      (106,594)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of equipment                                                             (5,626)            --
                                                                                   -----------    -----------
              NET CASH (USED IN) INVESTING ACTIVITIES                                   (5,626)            --
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from exercise of stock option                                                --         40,600
      Collections from note receivable                                                   1,650          3,250
      Repayments of note payable                                                       (11,967)        (6,323)
      Issuance of common stock                                                          50,000         22,500
                                                                                   -----------    -----------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                                 39,683         60,027
                                                                                   -----------    -----------

NET (DECREASE) IN CASH                                                                 (46,045)       (46,567)

CASH AT BEGINNING OF PERIOD                                                            146,412        148,614
                                                                                   -----------    -----------

CASH AT END OF PERIOD                                                              $   100,367    $   102,614
                                                                                   ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the year for:
          Interest Expense                                                         $     2,332    $     6,472
                                                                                   ===========    ===========
          Income Taxes                                                             $        --    $        --
                                                                                   ===========    ===========


          See notes to the condensed consolidated financial statements.

                       AAMPRO GROUP, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004

                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statement have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3: GOING CONCERN UNCERTAINTY

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

NOTE 4:  ISSUANCE OF COMMON STOCK

      During the quarter ended March 31, 2004, the Company sold 2,000,000 newly issued shares of its common stock for $50,000. In addition, the Company issued a two year warrant to purchase 250,000 shares of common stock of the Company at a price of ten ($0.10) cents per share and a two year warrant to purchase 250,000 shares of its common stock at fifteen ($0.15) cents per share. The fair market value of the options granted was $5,000. The fair value was determined as of the date of grant using Black-Scholes stock option pricing model, based upon the following assumptions: annual expected return of 0%, annual volatility of 120%, based upon a risk free interest rate of 1.5%.

NOTE 5: LITIGATION

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD - LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectation s indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

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

The Company's services are designed to improve the productivity and profitability of small and medium-sized businesses by relieving business owners and key executives of many employer-related administrative and regulatory burdens and enables them to focus on the core competencies of their businesses. The Company provides services by entering into a Client Service Agreement, which established a relationship whereby, the Company acts as employer of the employees who work at the client's location ("worksite employees"). Under the Client Service Agreement, the Company becomes the employer of the worksite employees and assumes responsibility for personnel administration and compliance with most employment-related governmental regulations. The Company charges a comprehensive service fee, which is invoiced concurrently with the process of payroll for the worksite employees of the client. The fee is based upon the gross payroll of each client and the Company's estimated cost of providing the services.

The Company provides its services on a national basis with a primary focus in the New York, New Jersey and Pennsylvania area and is currently executing a long-term expansion strategy target both organic growth and the acquisition of smaller and like-sized competitors.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

NET REVENUES

Our overall net revenues decreased $198,207 or 22.7% from $875,448 in 2003 to $677,241 in 2004. The majority of our revenues were from our AAMPRO, Inc. The decrease was primarily attributable to ceasing our relations with a major customer. We have also weeded out several smaller unprofitable clients in order to streamline our client base. However, in March 2004, the Company acquired another major client which will bring revenue higher for the second quarter. We have also instituted our new internet Human Resources and Payroll program for the second quarter and are looking forward to increase revenue from our computerized payroll division, Aampro-Pay, Inc. We have also been able to negotiate with new health care carriers to lower costs for our health programs making our overall program more attractive to our target markets.

COST OF REVENUES AND GROSS MARGIN

The Company's cost of revenue is composed primarily of: Client Employee Payrolls, Benefits Premium and Administration and Federal and State Income Tax.

Cost of revenue, as a percentage of net revenues increased to 96.4% in 2004 from 85.4% in 2003 primarily due to our changing our billing to a standard rate over the course of a year. Since the first quarter has higher payroll taxes, our margins are skewed.

OPERATING EXPENSE

Our operating expenses decreased from $365,675 in 2003 to $290,487 in 2004 or 20.6% due to a concentrated effort of lowering overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had cash and cash equivalents totaling $100,367 compared to $102,047 at March 31, 2003.

Net cash used by operating activities during the three months ended March 31, 2004 was $80,102, a decrease of $26,492, as compared with $106,594 used in 2003.

Our capital requirements are dependent on several factors, including marketing, acquisitions, professional fees and consulting expenses.

We believe that our current cash and cash equivalents will not be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next fiscal year. Therefore, we seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial conditions.

RISK AND UNCERTAINTY

Our business is subject to the effects of general economic conditions, and in particular competition and government regulation.

Other risks and uncertainties for the Company include, but are not limited to:

- Adverse changes in general economic conditions in any of the countries in which we do business, including the U.S., Europe, Japan and other geographic areas

- We might not be able to fund its working capital needs from cash flow or we may not be able to raise capital

-     Increased competition

-     Litigation

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

CRITICAL ACCOUNTING POLICIES

      REVENUE RECOGNITION AND RETURNS

           Revenue is recognized as services are provided. Billing to the Company's clients is based on the average annual cost for services spread in equal payments over the clients' annual billing cycle. Billings do not reflect actual expenses incurred due to the front-loading and subsequent phase-out of expenses and taxes. As a direct result of this averaging, net income is decreased during the first half of the year and subsequently increases during the second half of the year. Furthermore, gross revenues generally increase in the fourth quarter primarily due to salary increases and bonuses that client companies award their employees during this period.

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

ITEM 5:  OTHER INFORMATION

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

AAMPRO GROUP, INC.
(Registrant)

By /s/ Stephen Farkas
------------------------------
 (Stephen Farkas, President, Chief Executive Officer,
  Principal Accounting Officer and Director)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                           AND CHIEF FINANCIAL OFFICER

                                      UNDER

                      SECTION 302 OF THE SARBANES-OXLEY ACT

I, Stephen Farkas, Chief Et 0 0 xecutive Officer t 0 0 and Chief Financial Officer of AAMPRO Group, Inc. certified that:

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

Date:  June 16, 2004                          /s/ Stephen Farkas
                                              ----------------------------------
                                              Stephen Farkas
                                              Chief Executive Officer and Chief
                                              Financial Officer