Form 10QSB
period 2004-06-30
TRIDENT SYSTEMS INTERNATIONAL INC
filed 2004-08-24
CIK 1116139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
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


                                 1120 ROUTE 22 E
                              BRIDGEWATER, NJ 08807
              (Address of Principal Executive Offices and Zip Code)

                    Issuer's Telephone Number: (908) 252 0008


Former name, former address and former fiscal year, if changed since last report: No changes.

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value 0.0001 per share

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES |X| NO |_|

Number of shares outstanding of each of the registrant's classes of common stock as of August 16, 2004: Common Stock: 53,999,984.

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                            Page

PART I

Item 1. Financial Statements

Condensed Consolidated Balance Sheet                                         3

Condensed Consolidated Statements of Operations                              4

Condensed Consolidated Statements of Cash Flows                              5

Notes to the Condensed Consolidated Financial Statements                     6

Item 2. Management's Discussion and Analysis of Financial                    8
                Condition and Results of Operations

Item 3.  Legal Proceedings                                                  10

Item 4.  Procedures and Controls                                            10

PART II

Item 5.  Other information                                                  10

Item 6.  Exhibits and Reports on Form 8-K                                   10

Signatures                                                                  11

Certifications                                                              12

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004

     Assets
Current Assets
     Cash                                                                         $    30,987
     Accounts receivable, net of allowance of $117,177                                648,348
     Note receivable                                                                    3,837
     Other current assets                                                              39,807
                                                                                  -----------
         Total Current Assets                                                         722,979

Note receivable, net of current portion                                               237,890
Customer lists, net                                                                   236,600
Property and equipment, net                                                            55,701
Investment                                                                            117,071
                                                                                  -----------
         Total Assets                                                               1,370,241
                                                                                  ===========

         Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
     Accounts payable and accrued expenses                                            469,459
     Health benefits payable                                                        1,071,836
     Payroll taxes payable                                                          1,039,444
     Current maturities of long-term debt                                              26,097
     Client deposits                                                                   77,939
                                                                                  -----------
         Total Current Liabilities                                                  2,684,775
                                                                                       39,882

Long-term debt, excluding current maturities
                                                                                  -----------
         Total Liabilities                                                          2,724,657
                                                                                  -----------

Stockholders' Equity (Deficit)
     Preferred stock Series A, convertible, no par value, 10,000,000 shares                --
         authorized, 0 shares issued and outstanding
     Common stock, $.001, 300,000,000 shares authorized, 53,999,989                    54,000
         issued and outstanding
     Additional paid-in capital                                                     1,760,831
     Accumulated (deficit)                                                         (3,169,247)
                                                                                  -----------
                                                                                   (1,354,416)

         Total Stockholders' Equity (Deficit)

                                                                                  -----------
         Total Liabilities and Stockholders' Equity (Deficit)                     $ 1,370,241
                                                                                  ===========

          See notes to the condensed consolidated financial statements.

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended                       Six Months Ended
                                                                    June 30,                                June 30,
                                                        --------------------------------        --------------------------------
                                                            2004                2003                2004                2003
                                                        ------------        ------------        ------------        ------------
Net Revenue                                             $    606,816        $    742,046        $  1,284,057        $  1,585,017
     (Gross billings of $7.3 and $10.5 million
     less worksite employee costs of $6.0 and
     $8.9 million respectively for the six months
     ended June 30, 2004 and 2003

     Gross billings of $3.5 and $5.4 million less worksite employee costs of
     $2.9 and $4.7 for the three months ended
     June 30, 2004 and 2003)

Cost of Revenues                                             530,922             575,635           1,183,365           1,290,236
                                                        ------------        ------------        ------------        ------------

Gross Profit                                                  75,894             166,411             100,692             294,781
                                                        ------------        ------------        ------------        ------------

Operating Expenses
     General and administrative expenses                     367,479             249,412             640,949             499,981
     Stock based compensation                                     --             394,150                  --             493,189
     Depreciation                                                530               1,757               7,878               6,218
     Amortization                                             24,456              11,606              34,125              23,212
                                                        ------------        ------------        ------------        ------------
         Total Operating Expenses                            392,465             656,925             682,952           1,022,600
                                                        ------------        ------------        ------------        ------------
Loss From Operations                                        (316,571)           (490,514)           (582,260)           (727,819)
                                                        ------------        ------------        ------------        ------------

Other Income (Expense)
     Interest income                                           1,437                  --               1,437                 275
     Interest expense                                         (3,478)            (14,268)             (5,810)            (17,062)
                                                        ------------        ------------        ------------        ------------
         Total Other (Expense)                                (2,041)            (14,268)             (4,373)            (16,787)
                                                        ------------        ------------        ------------        ------------

Loss Before Income Taxes                                    (318,612)           (504,782)           (586,633)           (744,606)

Income Taxes                                                      --                  --                  --                  --
                                                        ------------        ------------        ------------        ------------

Net Loss                                                $   (318,612)       $   (504,782)       $   (586,633)       $   (744,606)
                                                        ============        ============        ============        ============

Loss Per Share                                          $      (0.00)       $      (0.01)       $      (0.01)       $      (0.02)
                                                        ============        ============        ============        ============

Weighted Average Number of Common
     Shares Outstanding                                   53,999,989          39,897,321          51,999,989          39,869,460

         See notes to the condensed consolidated financial statements.

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                       --------------------------
                                                                                         2004             2003
                                                                                       ---------        ---------
Cash Flows From Operating Activities
    Net Loss                                                                           $(586,633)       $(744,606)
    Adjustments to Reconcile Net Loss to Net Cash
      Used in Operations
        Depreciation and amortization                                                     41,896           29,430
        Stock and options issued for consulting services                                      --          493,189
        Write off of investment                                                           22,500               --
    Decrease (Increase) in Assets
        Accounts receivable                                                             (169,038)         (88,816)
        Other current assets                                                             (11,972)          (8,396)
        Deposits                                                                              --               75
    Increase (Decrease) in Liabilities
        Accounts payable and accrued expenses                                            (43,227)          39,623
        Health benefits payable                                                          109,321          153,542
        Payroll taxes payable                                                            499,549           82,295
        Client deposits                                                                   (6,406)         (22,834)
                                                                                       ---------        ---------
           Net Cash Used in Operating Activities                                        (144,010)         (66,498)
                                                                                       ---------        ---------
Cash Flows From Investing Activities
        Cash paid for equipment                                                           (5,626)         (17,438)
                                                                                       ---------        ---------

 Cash Flows From Financing Activities
     Proceeds from notes receivable                                                          212            3,250
     Repayments of long-term debt                                                        (16,001)             122
     Proceeds from issuance of common stock                                               50,000           22,500
     Proceeds from exercise of stock options                                                  --           40,600
                                                                                       ---------        ---------
        Net Cash Provided by Financing Activities                                         34,211           66,472
                                                                                       ---------        ---------
Net Decrease in Cash                                                                    (115,425)         (17,464)
Cash at Beginning of Period                                                              146,412          148,614
                                                                                       ---------        ---------
Cash at End of Period                                                                  $  30,987        $ 131,150
                                                                                       =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
        Interest                                                                       $   5,810        $  17,062
                                                                                       =========        =========
        Income Taxes                                                                   $      --        $      --
                                                                                       =========        =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
     The Company issued 2,000,000 shares of its common stock valued at $72,500 for investments.

          See notes to the condensed consolidated financial statements.

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004
                                   (UNAUDITED)


NOTE 1: BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statement have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3: GOING CONCERN UNCERTAINTY

      The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring operating deficits in the past few years and has accumulated large deficits. This raises substantial doubt about the Company's ability to continue as a going concern.

      Management of the Company has begun the process of raising capital through a private placement of their stock. This will infuse working capital into the Company and contribute to the business model that the Company has incorporated to grow their operations to sustain positive working capital and profitability.

      In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financial requirements and the success of future operations. These condensed consolidated financial statements do not include adjustments relating to the recover ability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere herein. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

NET REVENUES

Our overall net revenues decreased $300,960 or 19% from $1,585,017 in 2003 to $1,284,057 in 2004. The majority of our revenues were from our AAMPRO, Inc. The decrease was primarily attributable to ceasing our relations with a major customer. We have also weeded out several smaller unprofitable clients in order to streamline our client base. We have also instituted our new internet Human Resources and Payroll program for the second quarter and are looking forward to increase revenue from our computerized payroll division, Aampro-Pay, Inc. We have also been able to negotiate with new health care carriers to lower costs for our health programs making our overall program more attractive to our target markets.

COST OF REVENUES AND GROSS MARGIN

The Company's cost of revenue is composed primarily of: Client Employee Payrolls, Benefits Premium and Administration and Federal and State Income Tax.

Cost of revenue, as a percentage of net revenues increased to 92.2% in 2004 from 81.4% in 2003 primarily due to our changing our billing to a standard rate over the course of a year. Since the first quarter has higher payroll taxes, our margins are skewed.

OPERATING EXPENSE

Our operating expenses decreased from $1,022,600 in 2003 to $682,952 in 2004 or 33% due to a reduction of stock based compensation.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had cash and cash equivalents totaling $30,987 compared to $131,150 at June 30, 2003.

Net cash used by operating activities during the six months ended June 30, 2004 was $144,010 an increase of $77,512, as compared with $66,498 used in 2003. Our capital requirements are dependent on several factors, including marketing, acquisitions, professional fees and consulting expenses.

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


        AAMPRO GROUP, INC.
        (Registrant)

        By /s/ Stephen Farkas
        ------------------------------------
        (Stephen Farkas, President, Chief Executive Officer,
        Principal Accounting Officer and Director)