Form 10QSB
period 2004-09-30
Trident Systems International/AAMPRO
filed 2004-12-15
CIK 1116139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934. FOR THE
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ____ TO ____.



                               AAMPRO GROUP, INC.
             (Exact name of registrant as specified in its charter)


         NEVADA                                          87-0419231
(State or Other Jurisdiction of         (I.R.S.  Employer Identification Number)
Incorporation or Organization)


                     1120 Route 22 E, Bridgewater, NJ 08807
              (Address of Principal Executive Offices and Zip Code)

                    Issuer's Telephone Number: (908) 252-0008



Former name, former address and former fiscal year, if changed since last report: No changes.


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value 0.001 per share

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES |X| NO |_|

Number of shares outstanding of each of the registrant's classes of common stock as of November 30, 2004: Common Stock: 51,999,984.

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS



                                                                     Page

PART I

Item 1.   Financial Statements

Condensed Consolidated Balance Sheet                                   2

Condensed Consolidated Statements of Operations                        3

Condensed Consolidated Statements of Cash Flows                        4

Notes to the Condensed Consolidated Financial Statements               5

Item 2.  Management's Discussion and Analysis of Financial             7
                Condition and Results of Operations

Item 3.  Legal Proceedings                                             9

Item 4.  Procedures and Controls                                       9

PART II

Item 5.  Other information                                             9

Item 6.  Exhibits and Reports on Form 8-K                              9

Signatures                                                             9

Certifications                                                        11

ITEM 1: FINANCIAL STATEMENTS

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004

     Assets
Current Assets
     Cash                                                                      $   180,518
     Accounts receivable, net of allowance of $117,177                             567,272
     Other current assets                                                           29,666
                                                                               -----------
         Total Current Assets                                                      777,456

Customer lists, net                                                                228,800
Property and equipment, net of accumulated amortization of $358,800                 52,292
Investment                                                                          50,000
                                                                               -----------
         Total Assets                                                            1,108,548
                                                                               -----------
         Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
     Accounts payable and accrued expenses                                         639,114
     Health benefits payable                                                     1,019,726
     Payroll taxes payable                                                       1,247,448
     Current maturities of long-term debt                                           27,123
     Client deposits                                                                76,059
                                                                               -----------
         Total Current Liabilities                                               3,009,470
Long-term debt, excluding current maturities                                        32,619
                                                                               -----------
         Total Liabilities                                                       3,042,089
                                                                               -----------

Stockholders' Equity (Deficit)
     Preferred stock Series A, convertible, no par value, $10,000,000 shares             -
authorized, 0 shares issued and outstanding
     Common stock, $.001, 300,000,000 shares authorized, 51,362,602                 51,363
         issued and outstanding
     Additional paid in capital                                                  1,696,397
     Accumulated (deficit)                                                      (3,681,301)
                                                                               -----------
Total Stockholders' Equity (Deficit)                                            (1,933,541)
                                                                               -----------
         Total Liabilities and Stockholders' Equity (Deficit)                  $ 1,108,548
                                                                               -----------


          See notes to the condensed consolidated financial statements.

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three Months Ended                  Nine Months Ended
                                                                September 30,                      September 30,
                                                        ----------------------------    ----------------------------
                                                            2004            2003            2004            2003
                                                        ------------    ------------    ------------    ------------
Net Revenue                                             $    783,702    $    656,777    $  2,067,759    $  2,375,196

Gross billings of $10.8 and $15.4 million less
worksite employee costs of $8.7 and $13.0 million
respectively for the nine months ended September 30,
2004 and 2003
Gross billings of $3.5 and $4.9 million less worksite
employee costs of $2.7 and $4.2 for the three months
ended September 30, 2004 and 2003)
Cost of Revenues                                             527,202         468,586       1,710,567       1,892,224
                                                        ------------    ------------    ------------    ------------

Gross Profit                                                 256,500         188,191         357,192         482,972
                                                        ------------    ------------    ------------    ------------

Operating Expenses
     General and administrative expenses                     512,983         150,629       1,153,932         650,610
     Stock based compensation                                      -         130,730               -         623,919
     Depreciation                                              4,032           4,000          11,910          10,218
     Amortization                                              7,800          11,606          41,925          34,818
     Reserve for uncollectible note receivable               241,727               -         241,727               -
                                                        ------------    ------------    ------------    ------------
         Total Operating Expenses                            766,542         296,965       1,449,494       1,319,565
                                                        ------------    ------------    ------------    ------------
Loss From Operations                                        (510,042)       (108,774)     (1,092,302)       (836,593)
                                                        ------------    ------------    ------------    ------------

Other Income (Expense)
     Interest income                                             203             373           1,640             648
     Interest expense                                         (2,215)        (12,593)         (8,025)        (29,655)
                                                        ------------    ------------    ------------    ------------
         Total Other (Expense)                                (2,012)        (12,220)         (6,385)        (29,007)
                                                        ------------    ------------    ------------    ------------
Loss Before Income Taxes                                  (512,054))        (120,994)     (1,028,689)       (865,600)
Income Taxes                                                       -               -               -               -
                                                        ------------    ------------    ------------    ------------
Net Loss                                                $   (512,054)   $   (120,994)   $ (1,098,687)   $   (865,600)
                                                        ------------    ------------    ------------    ------------
Earning (Loss) Per Share                                $      (0.01)   $          -    $      (0.02)   $      (0.02)
                                                        ------------    ------------    ------------    ------------
Weighted Average Number of Common                         52,251,287      47,320,232      52,754,104      42,372,038
     Shares Outstanding

          See notes to the condensed consolidated financial statements.

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                --------------------------
                                                                                    2004           2003
                                                                                -----------    -----------
Cash Flows From Operating Activities
    Net Loss                                                                    $(1,098,687)   $  (865,600)
    Adjustments to Reconcile Net Loss to Net Cash
      Used in Operations
        Depreciation and amortization                                                53,835         45,036
        Stock and options issued for consulting services                                  -        626,363
        Write off of investment                                                      22,500              -
        Reserve for uncollectible note receivable                                   241,939
    Decrease (Increase) in Assets
        Accounts receivable                                                         (87,962)      (113,632)
        Other current assets                                                         (1,831)       (15,250)
        Deposits                                                                          -            113
    Increase (Decrease) in Liabilities
        Accounts payable and accrued expenses                                       126,428         57,869
        Health benefits payable                                                      57,211        178,809
        Payroll taxes payable                                                       707,553        (84,891)
        Client deposits                                                              (8,286)       (25,548)
                                                                                -----------    -----------
           Net Cash Provided by (Used in) Operating Activities                       12,700       (196,731)
                                                                                -----------    -----------
        Cash Flows From Investing Activities
        Cash paid for equipment                                                      (6,356)       (41,459)
                                                                                -----------    -----------
        Cash Flows From Financing Activities
        Proceeds from notes receivable                                                    -          5,680
        Repayments of long-term debt                                                (22,238)        (4,204)
        Proceeds from long-term debt                                                 50,000         25,000
        Proceeds from issuance of common stock                                            -         22,500
        Proceeds from exercise of stock options                                           -         40,600
                                                                                -----------    -----------
        Net Cash Provided By Financing Activities                                    27,762         89,576
                                                                                -----------    -----------
        Net Decrease in Cash                                                         34,106       (148,614)
        Cash at Beginning of Period                                                 146,412        148,614
                                                                                -----------    -----------
        Cash at End of Period                                                   $   180,518   $          -
                                                                                -----------    -----------

        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for:
             Interest                                                           $     8,025    $    29,655
                                                                                -----------    -----------
             Income Taxes                                                       $         -    $       120
                                                                                -----------    -----------

   SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES

           The Company issued 2,000,000 shares of its common stock valued at $72,500 for investments.

    The Company received 2,637,387 shares of its common stock back for its investment in Cross Capital.

          See notes to the condensed consolidated financial statements.

                       AAMPRO GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

    NOTE 1: BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

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

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of AAMPRO Group, Inc. and its wholly owned subsidiaries, AAMPRO, Inc., and AAMPRO Pay, LLC. All significant intercompany balances and transactions have been eliminated.

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

    In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financial requirements and the success of future operations. These condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

NOTE 5: INVESTMENT IN CROSS CAPITAL

    In 2003, the Company issued 2,637,387 shares for a $67,071 investment in Cross Capital. In 2004, the shares were returned and the investment was returned.

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


Overview

         AAMPRO Group, Inc., together with its consolidated subsidiaries, is a full service staffing company offering a variety of service offerings to clients including recruiting, staffing, temporary staffing and payroll outsourcing as well as offering clients a professional employer organization ("PEO") that provides a broad range of services comprised primarily of employee leasing and human resources management. These services include payroll and benefits administration, health and workers' compensation insurance programs, state and federal labor compliance, tax filings, safety program design and management and other related services to small and medium-sized businesses nationally with a primary concentration in the tri-state (New York/New Jersey/Pennsylvania) marketplace.

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

NET REVENUES

         Our overall net revenues decreased $307,437 or 13% from $2,375,196 in 2003 to $2,067,759 in 2004. The majority of our revenues were from our AAMPRO, Inc. The decrease was primarily attributable to ceasing our relations with a major customer. We have also weeded out several smaller unprofitable clients in order to streamline our client base. We have also instituted our new internet Human Resources and Payroll program for the second quarter and are looking forward to increased revenue from our computerized payroll division, Aampro-Pay, Inc. We have also been able to negotiate with new health care carriers to lower costs for our health programs making our overall program more attractive to our target markets.

COST OF REVENUES AND GROSS MARGIN

         AAMPRO's cost of revenues is composed primarily of:
         o Client and Client Employee Payrolls
         o Benefits Premium and Administration
         o Federal and State Income Tax and Payroll Tax

         Cost of revenue, as a percentage of net revenues increased to 82.7% in 2004 from 79.7% in 2003 primarily due to changing our billing to a standard rate over the course of a year.

Operating Expenses

         Our operating expenses increased from $1,319,565 in 2003 to $1,379,496 in 2004 or 4.5% due to a reduction of stock based compensation off set by reserve for doubtful collection of $117,177 receivable and increased payroll overhead costs.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2004, we had cash and cash equivalents totaling $180,518 compared to $0 at September 30, 2003.

         Net cash provided (used in) operating activities during the nine months ended September 30, 2004 was $12,700 an increase of $209,431, as compared with $(196,731) used in 2003. Our capital requirements are dependent on several factors, including marketing, acquisitions, professional fees and consulting expenses.

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

ITEM 3: LEGAL PROCEEDINGS

         In August, 2003, a law suit for breach of contract was commenced against the Company and Stephen Farkas by a shareholder alleging breach of contract related to the acquisition of AAMPRO, Inc. by the Company. The Company has filed a counterclaim and is vigorously defending this action.

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