Form 10KSB
period 2004-12-31
Trident Systems International/AAMPRO
filed 2005-05-12
CIK 1116139

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB


      |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004. .

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

         YES  |X|        NO |_|

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $1,440,550.

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on April 14, 2005:
$222,765.

Number of shares outstanding of each of the registrant's classes of common stock as of April 14, 2005: Common Stock: 51,568,502

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

None

                               AAMPRO GROUP, INC.
                         2004 FORM 10-KSB ANNUAL REPORT
                                Table of Contents


Trademarks/Definitions                                                        3

PART I
Item 1. Business                                                              4
Item 2. Properties                                                            9
Item 3. Legal Proceedings                                                     9
Item 4. Submission of Matters to a Vote of Security Holders                   9

PART II
Item 5. Market for the Registrant's Common Equity and Related                  9
         Stockholder Matters
Item 6. Management's Discussion and Analysis of Financial                    14
         Condition and Results of Operations
Item 7. Financial Statements                                                 36
Item 8. Changes in and Disagreements with Accountants on                     36
         Accounting and Financial Disclosure
Item 8A.  Controls and Procedures                                            37

PART III
Item 9.  Directors and Executive Officers of the Registrant                  39
Item 10. Executive Compensation                                              39
Item 11. Security Ownership of Certain Beneficial Owners and Management      40
Item 12. Certain Relationships and Related Transactions                      41
Item 13. Exhibits, Financial Statements, and Reports on Form 8-K Signatures  41
Item 14. Principal Accounting Fees and Services                              41

Signature

Index of Exhibits

TRADEMARKS/DEFINITIONS

      "AAMPRO" is a trademark of AAMPRO Group, Inc. All other trademarks, service marks or trade names referred to in this Form 10-KSB are the property of their respective owners. Except as otherwise required by the context, all references in this Form 10-KSB to (a) "we," "us," "our," the "Company" or "AAMPRO" refer to the consolidated operations of AAMPRO Group, Inc., a Nevada corporation, and its wholly-owned subsidiaries, AAMPRO, Inc., AAMPRO PAY, LLC, and AAMPRO Staffing Concepts, Inc., and (b) "you" refers to the readers of this Form 10-KSB.

PART I

Item 1: Business

General

      AAMPRO Group, Inc., together with its consolidated subsidiaries, provides full service staffing resources to its clients by providing permanent placement, temporary staffing services, payroll administration and professional services (including outsourcing services of worksite employees).

Business Overview

      The Company's services are designed to improve the productivity and profitability of small and medium-sized businesses by relieving business owners and key executives of many employer-related administrative and regulatory burdens and enables them to focus on the core competencies of their businesses. The Company is organized in three basic operating segments--Staffing Services, Payroll Administration, and Professional Services. Within the Staffing Services Segment, we provide three primary services--permanent placement, temporary staffing, and human resource consulting services. Payroll administration services include the processing of the payrolls for clients along with the administration of benefits, tax filings and workman's compensation programs. The professional services segment includes the outsourcing of the employment and administration services performed for clients. These services are further described as follows:

      o Permanent placement--This is a service where we locate candidates on behalf of our customers, screen the candidates and assist in the recruitment efforts. If the customer hires the candidate, our billing is generally a percentage of first year compensation for the candidate placed. Billing is contingent upon filling the assigned position.

      o Temporary staffing--This is a service where our employees work at customer locations under the supervision of customer personnel. The duration of the assignment can be from a day or less to a period of several months. The number of our temporary employees at any given time is directly related to our customers' requirements and these employees are generally only paid when on assignment with a customer. We provide temporary employees with clerical, light industrial, information technology, finance and accounting, engineering and administrative skill sets. We are responsible for all employment related taxes of these temporary employees, workers' compensation and federal and state unemployment (burden costs). Services are generally billed by the hour for the number of hours worked. Bill rates are often determined as a mark-up over pay or a mark-up over pay plus burden. Fees are determined based on a combination of headcount, service level provided and /or fixed fee per transaction/unit processed.

      The Company provides its services on a national basis with a primary focus in the New York, New Jersey and Pennsylvania area.

The Staffing Industry

      The staffing industry is comprised of different segments divided by the nature of the services provided to clients, i.e., permanent placement, temporary staffing, payroll services and professional services. Permanent placement is a service where the Company recruits professionals on behalf of our customers across a variety of industries and disciplines. Temporary staffing services includes providing interim or temporary professional personnel to clients in the following general skill categories: clerical, light industrial, information technology, finance and accounting, engineering and administrative. Payroll administration includes the processing of the payrolls for clients that includes the administration of benefits, tax filings and workman's compensation programs. The professional services work performed includes the outsourcing of the employment and administration services for clients.

      Up to 50% of the staffing industry is estimated to be concentrated in professional skills, including information technology, finance and accounting, legal, administrative and other skills that are consistent with those offered within AAMPRO Group, Inc. operating segments. The balance of the North American staffing market is concentrated on services in the clerical and light industrial skill sets, similar to those services offered through AAMPRO's Staffing division.

      Business conditions in the staffing industry are economically sensitive. In 2001 and 2002, the industry experienced a decline in revenues, but economic conditions began to change through 2003. In 2004, AAMPRO, Inc. made a strategic corporate decision to expand its current operations from that of a professional employment organization (PEO) to that of a full service staffing firm. Companies have continued to experience success in the usage of temporary help, which has facilitated rapid workforce adjustments as economic conditions improve. This practice has increased the demand for temporary help in North America, which as of September 2004 represented s 1.9% of the total workforce, or an increase from 1.0% in the early 1990's. Demographics of the labor force continue to indicate that the overall labor pool may shrink over the next 10 years, creating a shortage of qualified job candidates, especially for certain professional workers. This shortage increases the need for companies to continue to use the services of full service staffing firms like AAMPRO within the staffing industry. According to Deutsche Bank Securities, Inc., the 10-year average growth rate for the North American staffing industry is estimated at 7.6%.

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

      All prospective clients are evaluated individually on the basis of workers' compensation risk, group medical history (where permitted by law), unemployment history and operating stability. The Company's client base is broadly distributed throughout a wide variety of industries including:

      o     Legal
      o     Accounting
      o     Manufacturing

      o     Warehousing
      o     Automobile
      o     Medical and Healthcare Related

      This diverse client base lowers the Company's exposure to potential downturns or volatility in any particular industry. However, the Company's performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.

      The Company focuses heavily on client retention and has had success in retaining clients. Client attrition, when it does occur, is attributable to a variety of factors, including (i) client non-renewal due to price factors, (ii) client business failure, sale, merger, or disposition; and (iii) competition from other business services firms.

      The Company has invested in new Internet-based human resources software which will allow the Company to better compete with its larger national companies, by permitting to the Company to process payroll, benefits and other human resources issues in a faster, lower cost and more efficient manner with its clients and employees.


Marketing

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

Competition

      The Company provides a value-added, full-service human resources solution that it believes is most suitable to the small and medium-sized business community. Competition in the full service staffing industry revolves primarily around quality of services, scope of services, choice and quality of benefits packages, reputation and price. The Company believes that reputation, service excellence, regulatory expertise, financial resources, risk management and information technology capabilities distinguish leading staffing companies from the rest of the industry. The Company also believes that it competes favorably in these areas.

      Many of the large national and international competitors are characterized by very broad geographic coverage, large and complex information systems that can handle numerous legal and regulatory requirements and substantial financial resources. We compete against these companies for the largest customers (primarily Fortune 500 companies) where the customer requires broad geographic coverage, competitive national pricing and typically consolidated reporting to assist it in better controlling costs. Since most national customers use a central procurement department, the industry has moved towards consolidated competitive bidding with these customers with pricing as one of the key selection criteria in obtaining the contract. This has led to intense price competition within the staffing and recruitment industry and a focus on reducing back office processing costs, primarily by installing enterprise-wide information systems. To keep pace with our major national and international competitors, we have implemented an enterprise-wide information system to reduce our back office processing costs and increase our reporting capabilities. We anticipate that price competition with these larger competitors will continue.

      The Company believes that its customers primarily focus on the following key factors in selecting a service provider: location or geographic coverage, price and service delivery. Geographic coverage is important from the customer and candidate standpoint. Customers require that their providers be able to service most, if not all, of their locations. Location is important to the candidate because many candidates are unwilling to travel outside of their particular geographic market for a position. Service delivery understands the customers' specific job requirements through consultative assessments, the ability to provide the right candidate for the right job and the ability to measure the quality of job performance. Factors in obtaining qualified candidates for employment assignments with customers include the quality of available opportunities, wages, responsiveness to work schedules and the number of available work hours. No single customer accounted for 10 percent or more of our consolidated revenues in 2004.

      Within the Staffing Services operating segment, some of our largest competitors are Adecco S.A., Manpower Inc. and Kelly Services, Inc. Within the Professional Services operating segment, we compete with Robert Half International Inc., MPS Group, Inc. and Kforce Inc., among others.

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

Employees

      As of December 31, 2004, the Company employed 21 full-time corporate, administrative, staffing, and sales employees and 323 full time outsourced worksite employees. The Company is currently hiring principally in the sales and marketing areas.

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

Subsidiaries

      The Company currently has three wholly owned subsidiaries, AAMPRO, Inc., a New Jersey corporation, AAMPRO Pay LLC, a New Jersey LLC, and AAMPRO Staffing Concepts, Inc., a Nevada Corporation.

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

Item 2: Properties

Our executive office consists of approximately 5,300 square feet of office space in Bridgewater, NJ that also houses our AAMPRO, Inc., AAMPRO PAY LLC, and AAMPRO Staffing Concepts, Inc. This facility is leased pursuant to a lease expiring October 2008. The monthly rent is currently $5,599, and our leased space is still sufficient to cover future growth. AAMPRO believes that its current facilities are adequate for the purposes for which they are intended and that they provide sufficient capacity to accommodate AAMPRO's short-term expansion plan. AAMPRO will continue to evaluate the need for additional facilities based on the rate of growth in worksite employees, the geographic distribution of the worksite employee base and AAMPRO's long-term service delivery requirements.

Item 3: Legal Proceedings

In August 2003, Alan Sporn and Corporate and Shareholder Solutions, Inc. filed a suit against the Company in the Superior Court of New Jersey, Chancery Division, Hunterdon County, alleging, among other things, breach of contract and the issuance of certain shares of preferred stock which the plaintiffs claim are allegedly due to them. The Company is vigorously defending this action and has filed an answer denying all of the plaintiffs' claims and has counterclaimed. The parties to this litigation have executed a settlement agreement, which is subject to Court approve. See, Subsequent Events in the Notes to the Company's Financial Statements.

Item 4: Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

      As of December 31, 2004, there were 325 stockholders of record. The Company believes that it has approximately 1,000 beneficial stockholders.

      The Company's common stock trades on the NASDAQ's Over-The-Counter Bulletin Board under the symbol: AAPO.

      The following table sets forth the range of high and low bid prices per share of common stock as provided by Commodity Systems, Inc. The quotations shown below reflect inter-dealer prices, without mark-up, markdown or commissions and may not present actual transactions.

                                                              Common Stock
                                                            Low          High
                                                     ---------------------------
Quarter ended:
March 31, 2003                                             0.11         0.21
June 30, 2003                                              0.02         0.09
September 30, 2003 (1)                                     0.01         0.15
December 31, 2003 (1)                                      0.03         0.06
March 31, 2004 (1)                                         0.04         0.02
June 30, 2004 (1)                                          0.03         0.02
September 30, 2004 (1)                                     0.02         0.01
December 31, 2004 (1)                                      0.02         0.01

      (1)   Reflects results of 3 for 1 stock split in July 2003

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

      The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for each of the years in the two-year period ended December 31, 2004.

                                                        Years ended December 31,

                                                           2004          2003
                                                         -------       -------
Percentage of sales:

Sales                                                      100.0%        100.0%
Cost of sales                                               82.3%         56.4%
                                                         -------       -------
Gross profit                                                17.7%         43.6%

General and administrative                                 105.1%        127.6%
                                                         -------       -------

Total operating expenses                                   130.2%        132.6%

Net income (loss) from operations                         (112.5%)       (89.0%)

Other (expense) income, net                                 (4.7%)        (3.1%)

Net income (loss) before income taxes                     (117.2%)       (92.0%)

Income tax benefit                                          --            --

Net income (loss)                                         (117.2%)       (92.0%)
                                                         =======       =======

NET REVENUES

In 2003, AAMPRO adopted the revenue recognition policy under which compensation of worksite employees is recognized as revenue components (net method). The presentation is made based in part on the collective weight of the indicators included in Emerging Issues Task Force No. 99-19, reporting revenues Gross as a Principal versus Net as an agent. This policy has been applied to the consolidated financial statements for the years presented.

The Company's overall net revenues decreased from $1,983,752 in 2003 to $1,440,550 in the year ended December 31, 2004. Revenues for 2004 were derived from compensation of worksite employees, along with revenues generated from the staffing and the payroll divisions. All revenues in 2003 were from compensation of worksite employees generated from the AAMPRO, Inc. subsidiary. Gross revenues from worksite employees decreased from $ 20,500,000 in 2003 to $14,900,000 in 2004 as a result of a 20% decline in the number of clients and 11% decline in the number employees, due to the loss of the Company's relationship with a former strategic marketing partner.

COST OF REVENUES AND GROSS MARGIN

AAMPRO's cost of revenues is composed primarily of:

      o     Client and Client Employee Payrolls
      o     Benefits Premium and Administration
      o     Federal and State Income Tax and Payroll Tax

      Cost of revenues, as a percentage of net revenues increased from 56.4% in 2003 to 82.3% in 2004 primarily due to the increase in health insurance costs compounded by the reduction in overall revenues.

OPERATING EXPENSES

                                         2004            2003          Change
                                       --------      ----------

Marketing, sales and support           $  3,548      $   29,643      ($ 26,095)

Percentage of net sales                      .2%           1.50%         (1.3%)

      Sales expenses for AAMPRO (consisting primarily of advertising and promotion expenses) decreased from $29,643 in 2003 to $3,548 in 2004. This decrease was primarily attributed to the decision by management to reduce its overall advertising and promotional costs in 2004 as a result of the implementation of an overall cost containment program.

                                       2004          2003            Change
                                    ---------    -------------

General and administrative          1,513,496    $   2,530,458    ($ 1,016,962)

Percentage of net sales                 105.1%          127.56%           22.4%

      General and administrative expenses are composed principally of compensation in terms of shares and options issued for consulting fees as well as salaries of administrative personnel, fees for professional services and facilities. General and administrative expenses decreased from $2,530,458 in 2003 to $1,513,496 in 2004 resulting from the decline in stock based compensation, offset by costs related to investment and asset write downs. Costs related to stock and options issued to employees and consultants were $239,950 in 2004 as compared to $1,351,599 in 2003, or a decline of $1,111,649 as a result of the decrease in the number of employees and/or consultants receiving stock based compensation. In 2003, the Company paid consultants primarily through non-cash resources such as through the issuance of stock and/or stock options, which preserved cash flow, but resulted in the recognition of such costs in the statement of operations. In 2004, the Company recognized approximately $72,000 in asset impairment costs relating to the write down of its investments, along with the write down of assets acquired in prior transactions amounting to $299,595.

INCOME TAXES

The Company is in a net operating loss position. No provision for income taxes has been provided in either 2003 or 2004 as the Company generated losses in those years.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by (used in) operating activities during 2004 was $ 21,651 as compared to ($19,024) in 2003, or a net increase of $40,675, primarily attributed to the impairment costs related to certain asset write-offs and the collection of receivables, offset by increases in operating liabilities.

      Net cash used in investing activities in 2004 was $5,646 as compared to $20,717 in 2003, or an increase of $15,071, attributed to the purchase of equipment.

      Net cash used by financing activities in 2004 was ($35,558) as compared to $37,539 being provided by financing activities in 2003, or a decrease of $73,097. The decrease from 2003 to 2004 was primarily due to the proceeds received from the sale of common stock, offset by collections/payments on notes receivable and a note payable.

      The Company's capital requirements are dependent on several factors, including marketing, acquisitions, and professional fees and consulting expenses. At December 31, 2004, the Company had cash and cash equivalents totaling $126,859 compared to $146,412 at December 31, 2003. The 2004 working capital shortfall of current assets in excess of current liabilities was $2,477,078 at December 31, 2004, as compared to $1,476,603 at the end of 2003.
Although our working capital is currently in a shortfall position, we believe that our current cash and cash equivalents along with cash to be generated by existing and new business operations in 2005 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next fiscal year.

      If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to restructure the liabilities of the company and/or sell additional equity, debt securities and/or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional ownership dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

RISKS AND UNCERTAINTY

      Our business is subject to the effects of general economic conditions, and in particular competition and government regulation.

      Other risks and uncertainties for the Company include, but are not limited to:

      o     Adverse changes in general economic conditions
      o the Company might not be able to fund our working capital needs from cash flows
      o     Increased competition
      o     Litigation

      The Company may experience material fluctuations in future revenues and operating results on a quarterly or annual basis resulting from a number of factors, including but not limited to the risks discussed above.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition and Returns

Item 7: Financial Statements


Index to Item 7: Financial Statements                                      Page
-------------------------------------                                      ----
Report of Independent Certified Public Accountant                          15
Consolidated Balance Sheet                                                 16
Consolidated Statements of Operations                                      17
Consolidated Statements of Stockholders' Equity                            18
Consolidated Statements of Cash Flows                                      19
Notes to Consolidated Financial Statements                                 20

                         Bagell, Josephs & Company, LLC
                200 Haddonfield Berlin Road, Gibbsboro, NJ 08026
                       Tel: 856.346.2628 Fax: 856.346.2882


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and stockholders'
AAMPRO Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of AAMPRO Group, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAMPRO Group, Inc. and Subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for December 31, 2004 and 2003 have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has sustained operating loses and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's operating and financing plans in regard to these matters are also discussed in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


BAGELL, JOSEPHS & COMPANY, LLC
BAGELL, JOSEPHS & COMPANY, LLC
Gibbsboro, New Jersey
April 13, 2005

                       AAMPRO Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2004




             Assets
Current Assets
     Cash                                                                           $   126,859
     Accounts receivable, net of allowance of $192,177                                  350,315
     Other current assets                                                                31,673
                                                                                    -----------
        Total Current Assets                                                            508,847

Customer lists, net of accumulated amortization of $408,200                             179,400
Property and equipment                                                                   35,657
                                                                                    -----------
        Total Assets                                                                $   723,904
                                                                                    ===========

            Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
     Accounts payable                                                               $   150,593
     Accrued expenses                                                                   269,312
     Health benefits payable                                                          1,000,894
     Payroll taxes payable                                                            1,456,884
     Current maturities of long-term debt                                                32,184
     Client deposits                                                                     76,059
                                                                                    -----------
        Total Current Liabilities                                                     2,985,926

Long-term debt, net of  current maturities                                               21,894
                                                                                    -----------

        Total Liabilities                                                             3,007,820
                                                                                    -----------

Stockholders' Equity (Deficit)
     Common stock, no par value, 300 million shares authorized, 53,102,860 issued
        and outstanding                                                                  53,103
     Additional paid-in capital                                                       1,934,607
     Accumulated (deficit)                                                           (4,271,626)
                                                                                    -----------

        Total Stockholders' Equity (Deficit)                                         (2,283,916)
                                                                                    -----------

        Total Liabilities and Stockholders' Equity (Deficit)                        $   723,904
                                                                                    ===========


      The accompanying notes are an integral part of these consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations



                                                                                 Years Ended December 31,
                                                                              ----------------------------
                                                                                  2004            2003
                                                                              ------------    ------------
Employee leasing revenue (gross billings of $14.9 million and $20.5 million less worksite employee payroll costs of $13.6 and $18.5
     million, respectively)                                                   $  1,322,993    $  1,983,752
Staffing revenue                                                                   113,644            --
Payroll processing revenue                                                           3,913            --
                                                                              ------------    ------------
        Total Revenue                                                            1,440,550       1,983,752

Cost of Services                                                                 1,185,815       1,118,255
                                                                              ------------    ------------

Gross Profit                                                                       254,735         865,497
                                                                              ------------    ------------

Operating Expenses
     General and administrative expenses                                         1,513,496       2,530,458
     Selling expenses                                                                3,548          29,643
     Depreciation                                                                   27,835          31,359
     Reserve for uncollectible note receivable                                     299,595            --
     Amortization                                                                   31,525          38,675
                                                                              ------------    ------------
        Total Operating Expenses                                                 1,875,999       2,630,135
                                                                              ------------    ------------

Loss From Operations                                                            (1,621,264)     (1,764,638)
                                                                              ------------    ------------

Other Income (Expense)
     Interest income                                                                 1,663           4,953
     Interest expense                                                               (9,611)        (36,511)
     Impairment of customer list                                                   (59,800)        (26,000)
     Loss on disposal of office equipment                                             --            (2,433)
                                                                              ------------    ------------
        Total Other (Expense)                                                      (67,748)        (59,991)
                                                                              ------------    ------------

Loss Before Income Taxes                                                        (1,689,012)     (1,824,629)

Income Taxes                                                                          --              --
                                                                              ------------    ------------

Net Loss                                                                      $ (1,689,012)   $ (1,824,629)
                                                                              ============    ============

Loss Per Share                                                                $      (0.03)   $      (0.04)
                                                                              ============    ============

Weighted Average Number of Common Shares Outstanding                            52,746,177      45,341,428
                                                                              ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)
                     Years ended December 31, 2004 and 2003

                                                                  Common Stock
                                                           --------------------------    Additional
                                                             Number of                     Paid In      Accumulated
                                                              Shares         Amount        Capital       (Deficit)        Total
                                                           -----------    -----------    -----------    -----------    -----------
Balance, January 1, 2003                                    12,664,107    $    12,664    $   258,477    $  (757,985)   $  (486,844)

Exercise of stock options                                      585,000            585           (585)          --             --

Common Stock Issued for Consulting Services                  2,520,427          2,520        865,499           --          868,019

Options Issued for Consulting Services                            --             --          486,100           --          486,100

Issuance of Shares for Investment in Cross Capital             897,129            897         66,174           --           67,071

Effect of 3:1 Common Stock Split                            33,333,326         33,334        (33,334)          --             --

Net Loss for the Year Ended December 31, 2003                     --             --             --       (1,824,629)    (1,824,629)
                                                           -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2003                                  49,999,989         50,000      1,642,331     (2,582,614)      (890,283)
                                                           -----------    -----------    -----------    -----------    -----------

Issuance of Common Stock for Cash                            2,000,000          2,000         48,000           --           50,000

Return of Shares Issued for Investment in Cross Capital       (897,129)          (897)       (66,174)          --          (67,071)

Issuance of Shares for Investment in Jason Hawk Industries   1,250,000          1,250         48,750           --           50,000

Options Issued for Consulting Services                            --             --          239,950           --          239,950

Issuance of Shares for Investment in SK Realty                 750,000            750         21,750           --           22,500

Net Loss for Year Ended December 31, 2004                         --             --             --       (1,689,012)    (1,689,012)
                                                           -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2004                                  53,102,860    $    53,103    $ 1,934,607    $(4,271,626)   $(2,283,916)
                                                           ===========    ===========    ===========    ===========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                   Years Ended December 31,
                                                                                  --------------------------
                                                                                      2004          2003
                                                                                  --------------------------
Cash Flows From Operating Activities
     Net Loss                                                                     $(1,689,012)   $(1,824,629)
     Adjustments to Reconcile Net Loss to Net Cash Provided by Operations
        Bad debt expense                                                               75,000        117,177
        Depreciation and amortization                                                  59,360         70,034
        Reserve for uncollectible note receivable                                     299,595           --
        Impairment of customer lists                                                   59,800         26,000
        Write-off of investment                                                        72,500           --
        Stock and options issued for consulting services                              239,950      1,296,304
     Decrease (Increase) in Assets
        Accounts receivable                                                            53,995       (134,905)
        Prepaid consultants                                                              --           26,400
        Other assets                                                                   (3,838)       (24,310)
     Increase (Decrease) in Liabilities
        Bank overdraft                                                                   --             --
        Accounts payable                                                               28,306         67,849
        Accrued expenses                                                             (121,087)       (10,868)
        Health benefits payable                                                        38,379        214,676
        Payroll taxes payable                                                         916,989        182,796
        Client deposits                                                                (8,286)       (25,548)
                                                                                  -----------    -----------
            Net Cash Provided by (Used in) Operating Activities                        21,651        (19,024)
                                                                                  -----------    -----------
Cash Flows From Investing Activities
     Purchase of equipment                                                             (5,646)       (20,717)
                                                                                  -----------    -----------
            Net Cash (Used in) Investing Activities                                    (5,646)       (20,717)
                                                                                  -----------    -----------
Cash Flows From Financing Activities
     Cash paid for note receivable                                                    (57,656)          --
     Collections from note receivable                                                    --            2,225
     Proceeds from sale of stock                                                       50,000           --
     Repayments of note payable                                                       (27,902)       (22,501)
     Proceeds from exercise of stock option                                              --           57,815
                                                                                  -----------    -----------
            Net Cash Provided by (Used in) Financing Activities                       (35,558)        37,539
                                                                                  -----------    -----------
Net (Decrease) in Cash                                                                (19,553)        (2,202)
Cash at Beginning of Year                                                             146,412        148,614
                                                                                  -----------    -----------
Cash at End of Year                                                               $   126,859    $   146,412
                                                                                  ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the year for:
        Interest Expense                                                          $     9,611    $    36,510
                                                                                  ===========    ===========
        Income Taxes                                                              $      --      $       500
                                                                                  ===========    ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES
     Write-off of investments in non-related companies                            $    72,500    $      --
     Return of shares issued for investment in non-related company                     67,071           --
     Conversion of accounts receivable into note receivable                              --          244,194
     Rescission of a purchase of a customer list                                         --           45,000
     Purchase of equipment financed by note payable                                      --           35,995
     Issuance of shares for investments in non-related companies                         --           67,071

  The accompanying notes are an integral part of these consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Organization

            AAMPRO Group, Inc. and subsidiaries (the "Company") was organized on October 8, 1995 under the laws of the State of New Jersey. The Company is primarily engaged in the business of providing permanent placement, temporary professional help, professional (outsourced) services,, payroll, benefits and human resource management services to small and middle market businesses in a variety of industries.

            In September 2004, the Company formed AAMPRO Staffing Concepts, Inc. (AAMPRO Staffing). AAMPRO Staffing was formed to provide permanent placement, temporary professional help and human resource consulting services to various industries.

            In September 2003, the Company formed, AAMPRO Pay, LLC (AAMPRO Pay).
            AAMPRO  Pay  was  formed  to  engage  in  the   service  of  payroll
            administration and services.

      Principles of Consolidation

            The consolidated financial statements include the accounts of AAMPRO Group, Inc. and its wholly owned subsidiaries, AAMPRO, Inc., AAMPRO Pay, LLC and AAMPRO Staffing Concepts, Inc. All significant inter-company balances and transactions have been eliminated.

      Allowance for Doubtful Accounts

            The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts is $192,177 for the year ended December 31, 2004.

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

      Property and Equipment

            Property  and  equipment   are  stated  at  cost  less   accumulated
            depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets: 3-5 years for computer equipment and software and 7 years for office furniture and equipment. Repairs and maintenance expenditures, which do not extend the useful lives of related assets, are expensed as incurred.

      Revenue Recognition

            As it pertains to the Professional (Outsourced) Services division, the Company records net revenue in accordance with Emerging Issues Task Force Issue No. 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent". The Company records revenue as services are provided. The Company's revenues consist of administrative fees paid by its clients under Shared Employer Agreements, which are based upon each worksite employee's gross pay and a markup, computed as a percentage of the gross pay.

                       AAMPRO Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (Continued)
                           December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

      Revenue Recognition, Continued

            The Company includes the component of its comprehensive service fees related to the gross pay of its worksite employees as revenue. In consideration for payment of such service fees, the Company agrees to pay the following direct costs associated with the worksite employees: (i) salaries and wages; (ii) employment-related taxes; and (iii) workers' compensation insurance premiums. The Company accounts for fees and the related direct using the accrual method.

            Under the accrual method, fees related to worksite employees with earned but unpaid wages at the end of each period are recognized as unbilled revenues and the related direct costs for such wages are accrued as a liability during the period in which wages are earned by the worksite employee. Subsequent to the end of each period, the related fees are billed.

            Revenues for services provided under staffing contracts are recognized as services are provided by the temporary, contract or leased employees. Revenue from direct placements or "fixed fee contracts" is recognized at the time the candidate begins the first full day after the completion of a 30-day contingency period. Revenue from permanent placements, which are also considered fixed fee contracts, is recognized at the time the candidate begins the first full day after the completion of a required amount of temporary hours as stipulated in the Temp to Perm contract.

            Revenues for payroll processing services are recognized when the service is performed based on a fixed fee-processing period.

      Cash Equivalents

            For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchases with an original maturity of three months or less to be cash equivalents.

      Loss Per Share

            Loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128. "Earnings Per Share," is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common equivalent shares from common stock options and warrants are excluded from the computation, as their effect could be antidulutive.

      Securities Issued for Services

            The Company accounts for common stock issued for services by reference to the fair market value of the Company's stock on the date of stock issuance. Compensation and consulting expenses are recorded at the fair market value of the stock issued.

      Advertising Costs

            Advertising   costs  are  charged  to  operations   when   incurred.
            Advertising expense was $3,092 and $29,236 for the years ended December 31, 2004 and 2003, respectively.

                       AAMPRO Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (Continued)
                           December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

Concentrations of Business and Credit Risk

      Financial instruments, which subject the Company to concentration of credit risk include cash and cash equivalents and account receivables. The Company maintains its cash and cash equivalents with major financial institutions selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits.

      The Company provides credit in the normal course of business. The Company performs on going credit evaluations of its customers.

Fair Value of Financial Instruments

      The Company includes fair value information in the notes to the consolidated financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

Recent Accounting Pronouncements

      SFAS 123 (revised 2004) "Share-Based Payment" (SFAS 123R)

      In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." SFAS 123R requires entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative to use the intrinsic value method of accounting previously available under Accounting Principles Board (APB) Opinion No. 25. The statement is effective as of the first interim or annual period beginning after June 15, 2005, with early implementation permitted. A cumulative effect of a change in accounting principle is recorded for the effect of initially applying the statement.

      The Company will implement SFAS 123R in the third quarter of 2005 using the modified prospective method. This method requires us to record compensation expense for all awards we grant after the time of adoption and to recognize the unvested portion of previously granted awards that remain outstanding at the time of adoption as the requisite service is rendered. The compensation cost will be based on the grant date fair value of the equity award. As of the issuance of these financial statements, the Company has not determined the impact of the adoption SFAS 123R.

                       AAMPRO Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (Continued)
                           December 31, 2004 and 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

      Stock-Based Compensation

            The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the proforma effects on net income (loss) had the fair value of the options been expensed. The Company has expensed the estimated fair value of the stock options issued to employees. See Note 9.

            As required by Statement No. 123 the Company accounts for stock issued for services to non-employee by reference to the fair market value of the Company's stock on the date of issuance, as it is the more readily determinable value.

      Reclassifications

            Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 consolidated financial statement presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

      Property and equipment, at cost, consists of the following at December 31, 2004:

      Computer equipment and software                                   $134,522
      Office furniture                                                     4,500
                                                                        --------
         Total                                                           139,022
      Less:  accumulated depreciation                                    103,365
                                                                        --------
         Total                                                          $ 35,657
                                                                        ========

      Depreciation expense charged to operations amounted to $27,835 and $31,359 for the years ended December 31, 2004 and 2003, respectively.

NOTE 3 - CUSTOMER LISTS

            On April 1, 2001, the Company acquired a customer list from a vendor in exchange for the forgiveness of advances and the assumption of liabilities which net to $587,600. The customer list is being amortized on a straight-line basis over 10 years. Amortization expense was $31,525 for the year ended December 31, 2004 and $38,675 for the year ended December 31, 2003.

            On December 23, 2002, the Company acquired a customer list from a competitor. In consideration thereof, the Company paid $5,000 on December 23, 2002 and agreed to pay $40,000 over a period of eight months commencing February 2003. On December 31, 2003, the agreement was rescinded. The customer list was offset against the accrued expenses.

            During 2004, the Company determined that, based on active customers at December 31, 2004, the carrying amount of the above customer list exceeded its fair value by $59,800, accordingly, an impairment loss of that amount was recognized and is included in operating expenses.

                       AAMPRO Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (Continued)
                           December 31, 2004 and 2003

NOTE 4 - EMPLOYEE BENEFIT PLANS

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

            Accrued Health Insurance Plan Claims as of December 31, 2004 amounted to $1,000,894, and consists of amounts due to providers based on claims filed and estimates of claims incurred before December 31, 2004, but not reported.

NOTE 5 - LONG-TERM DEBT

      Long-term debt is comprised of the following:

        Installment Notes
          Interest at 15.3% due in monthly installments of $239 including interest
          through December 2005.  Secured by equipment                                 $ 1,823

          Interest at 10.0% due in monthly installments of $1,033 including interest
          through May 2006. Secured by equipment                                        30,468

          Interest at 10% due in monthly installments of $599 including interest
          through April 2007.  Secured by software                                       8,618

          Interest at 14.9% due in monthly installments of $864 including interest
          through June 2006.  Secured by equipment                                      13,169
                                                                                       -------

          Total                                                                         54,078

          Less Current Maturities                                                       32,184
                                                                                       -------
          Long-Term Debt, Net of Current Maturities                                    $21,894
                                                                                       =======

      Total maturities of long-term debt are as follows:
        Years Ending December 31,
          2005                                                                         $32,184
          2006                                                                          18,651
          2007                                                                           3,243
                                                                                       -------
                                                                                       $54,078

                       AAMPRO Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (Continued)
                           December 31, 2004 and 2003


NOTE 6 - INCOME TAXES

      The provision for income taxes consists of the following:

                                                                                  December 31,
                                                                          --------------------------
                                                                              2004         2003
                                                                          --------------------------
             Current
                Federal                                                   $      --      $      --
                State                                                            --              750
                                                                          -----------    -----------
                                                                          $      --      $       750
                                                                          ==========================
      The components of the Company's deferred tax asset is as follows:

             Federal and State Net Operating Losses                       $ 1,528,625
             Less:  Valuation Allowances                                   (1,528,625)
                                                                          -----------
             Net Deferred Tax Assets                                      $      --
                                                                          ===========


      The Company has net operating loss carryforwards for federal income tax purposes of approximately $3,821,562, which expires in 2023 and 2024. The Company has net operating loss carryforwards for state income tax purposes of approximately $3,980,000, which expire in 2010 and 2011.

      The differences between income tax provision in the financial statements and the tax benefit computed at the U.S. Federal statutory rate of 34% at December 31, 2001 are as follows:

                        Tax Benefit               40%
                        Valuation Allowance      (40)
                                                -------
                        Effective Tax Rate        -- %
                                                =======

NOTE 7 - COMMON STOCK ISSUED FOR SERVICES

      In 2003, the Company issued 7,561,281 shares to various consultants for services. The shares were valued at fair market value at the date of issuance and amounted to $868,019 in stock based compensation in 2003.

NOTE 8 - OPERATING LEASE COMMITMENTS

      The Company leases certain office space under an operating lease. The lease expires October 31, 2008 and the monthly rent is $5,599. The Company will have minimum annual rental payments of $67,188 in years ending December 31, 2005 through 2007 and $55,990 in 2008.

      Rent expense for the years ended December 31, 2004 and 2003 was $80,130 and$44,229, respectively.

                       AAMPRO Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (Continued)
                           December 31, 2004 and 2003


NOTE 9 - STOCK BASED COMPENSATION

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

      On January 14, 2003, the Company purchased all of the assets of Amstaff Inc. (Amstaff) a payroll services company and a previous supplier to the Company that is owned by an officer of the Company, for 216,000 shares of the Company's common stock plus 300,000 options at $ .17 per share for a two year period. The options were valued at $11,800 using the Black Scholes Pricing Model. These options expired on January 14, 2005 and none were exercised. In 2004, the Company decided to write-down certain previously acquired assets of Amstaff that were deemed to be impaired resulting in charges of $ 299,595.

      On February 10, 2003, the Company entered into an agreement with a consultant, whereby, for services to be provided, the consultant received 150,000 shares of the Company's common stock and 300,000 stock options. The options were granted under the terms of the 2002 Equity Compensation Plan and have an exercise price of $0.12 per share, which was the fair market value per share of the Company's common stock on the date of the agreement. The options have been valued at $17,900 using the Black Scholes Pricing Model. The options will expire on February 10, 2008. The agreement is for a term of six months and has an automatic three month renewal provision with subsequent agreement terms to be determined.

      On February 13, 2003, the Company entered into an option agreement with a consultant, whereby, for services to be provided, the consultant was granted 600,000 options of the Company's common stock. The options have an exercise price of $.12 per share, which was the fair market value per share of the Company's common stock on the date of that agreement. The options have been valued at $43,400 using the Black Scholes Pricing Model. Options of 255,000 were exercised and 345,000 options expired.

      On April 10, 2003, the Company entered into an option agreement with an officer of the Company, whereby, the officer was granted 5,400,000 options of the Company's common stock. The agreement between the Company and the officer expires on March 31, 2008. The options have an exercise price of $0.07 per share, which was the fair market value per share of the Company's common stock on the date of the agreement. The options granted on April 10, 2003 shall expire on April 10, 2010. In 2003, the options have been valued at $252,000 using the Black Scholes Pricing Model. Pursuant to the agreement, on each anniversary (through 2008), the Company shall grant to the officer an additional 5,400,000 options at an exercise price equal to the fair market value of the Company's common stock on the date of each such grant. On April 10, 2004, the Company granted 5,400,000 options at an exercise price of $0.03. In 2004, the options have been valued at $145,800.

                       AAMPRO Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (Continued)
                           December 31, 2004 and 2003


NOTE 9 - STOCK BASED COMPENSATION, Continued


      On April 10, 2003, the Company entered into an option agreement with an officer of the Company, whereby, the employee was granted 900,000 options of the Company's common stock. The agreement between the Company and the employee expires on March 31, 2008. The options have an exercise price of $0.07 per share, which was the fair market value per share of the Company's common stock on the date of the agreement. The options granted on April 10, 2003 shall expire on April 10, 2010. In 2003, the options have been valued at $42,000 using the Black Scholes Pricing Model. Pursuant to the agreement, on each anniversary (through 2008), the Company shall grant to the officer an additional 900,000 options at an exercise price equal to the fair market value of the Company's common stock on the date of each such grant. On April 10, 2004, the Company granted 900,000 options at an exercise price of $0.03. In 2004, the options have been valued at $24,300.

      On April 10, 2003, the Company entered into a consulting agreement with a consultant of the Company, whereby, for services to be provided to the Company through March 31, 2008, the consultant was granted 2,550,000 options of the Company's common stock. The options have an exercise price of $0.07 per share, which was the fair market value per share of the Company's common stock on the date of the agreement. The options granted on April 10, 2003 shall expire on April 10, 2010. In 2003, the options have been valued at $119,000 using the Black Scholes Pricing Model. Pursuant to the agreement, on each anniversary (through 2008), the Company shall grant to the consultant an additional 2,550,000 options at an exercise price equal to the fair market value of the Company's common stock on the date of each such grant on April 10, 2004, the Company granted 2,550,000 options at on exercise price of $0.03. In 2004, the options have been valued at $68,850.


      The following table summarizes stock options activity during 2004 and 2003:



                                                                     Weighted
                                                    Number of        Average
                                                     Options      Exercise Price
                                                   -----------    --------------

        Options outstanding at January 1, 2003            --      $         --
        Granted                                     10,050,000              0.07
        Exercised                                     (255,000)             0.12
        Expired                                       (345,000)            0.12
                                                   -----------    --------------
        Options outstanding at January 1, 2004       9,450,000              0.09
        Granted                                      8,850,000              0.03
        Exercised                                         --               --
        Expired                                       (300,000)             0.12
                                                   -----------    --------------
        Options outstanding at December 31, 2004    18,000,000    $         0.05
                                                   ===========    ==============

      The fair value of the options granted in 2004 was 238,950. The fair value was determined as of the date of grant using the Black-Scholes pricing model, based on the following weighted average assumptions; annual expected rate of return of 0%, annual volatility of 120% and a risk free interest rate of 2.0%

                       AAMPRO Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (Continued)
                           December 31, 2004 and 2003


NOTE 9 - STOCK BASED COMPENSATION, Continued

      The fair value of the options granted in 2003 was $486,100. The fair value was determined as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 120% and a risk free interest rate of 1.5%.

      The weighted average per share fair value of stock options granted during 2004 and 2003 were $0.03 and $0.06, respectively. The weighted average per share contractual remaining life of the options outstanding at December 31, 2004 were 6.5 years.

NOTE 10 - CAPITAL STOCK

      On July 15, 2003, the Board of Directors of the Company approved a 3 for 1 common stock split. As a result of the split, 33,333,326 shares were issued.

      On February 18, 2004, the Company entered into a stock purchase agreement with an investor. Pursuant to the agreement, the investor received 2,000,000 newly issued shares of common stock of the Company and warrants to purchase 500,000 additional shares of common stock of the Company in exchange for $50,000. $12,900 of the proceeds has been allocated to the warrants. The warrants consist of a two year option to purchase 250,000 shares of the Company's common stock for ten cents ($0.10) and another two year option to purchase $250,000 shares of the Company's common stock for fifteen cents ($0.15). As of December 31, 2004, none of the warrants have been exercised.

NOTE 11 - INVESTMENTS

      Prior to the reverse acquisition between AAMPRO, Inc. and Trident Systems International, Inc. in October 2002, Trident operated Telco Energy, Inc. (Telco Energy), a wholly owned Oil and Gas subsidiary. Telco Energy is a total energy solution company involving fossil fuel extraction, collection and delivery systems. Pursuant to an agreement between the prior management of Trident and the management of Telco Energy, Trident's shareholders of record were entitled to receive a dividend of shares in Telco Energy. Shareholders of Trident (now AAMPRO Group, Inc.) of record as of March 31, 2003 are entitled to this dividend. AAMPRO shareholders of record shall receive one (1) share of Telco for every three (3) shares of AAMPRO. In addition, for every share of Telco received by AAMPRO shareholders, they will be vested with a right pursuant to a Rights Offering to acquire one (1) additional share of Telco Energy, Inc. for $1.50 per share. The CEO of AAMPRO has waived his right to receive the dividend in Telco shares according to the following distribution: 80% of the dividend to which he was otherwise entitled is to go to AAMPRO as a capital contribution and the remaining 20% is to be divided equally amongst the remaining shareholders of record as of March 31, 2003.

      In February 2004, the Company acquired a 10% interest in SK Realty Ventures in exchange for 750,000 shares of its common stock, and a 10% interest in Jason Hawk Industries, Inc. in exchange for 1,250,000 shares of its common stock. The value of these investments totaled $72,000.

      As of December 31, 2004, the Company decided to establish reserves for the full value of its investments that resulted in an impairment loss on investments of $72,000 to offset the previously recorded amounts in the Company's consolidated balance sheets.

                       AAMPRO Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (Continued)
                           December 31, 2004 and 2003

NOTE 12 - SEGMENT INFORMATION

      The Company's consolidated financial statements include certain reportable segment information. These segments include AAMPRO, Inc., AAMPRO Pay LLC and AAMPRO Staffing Concepts, Inc. The Company evaluates the performance of these segments based upon multiple variables including assets, revenues and profit or loss.

      The segment's profit and loss components and schedule of assets as of December 31, 2004 are as follows:


                                    Professional               Payroll
                                      Services    Staffing  Administration     Total
                                    ------------  --------  --------------  -----------
      Cost of sales                    1,072,366   109,536       3,913        1,185,815
      General and admin expenses       1,464,133    49,313          50        1,513,496
      Interest expense                     7,200      --         2,411            9,611
      Depreciation expense                27,835      --          --             27,835
      Selling expense                      3,548      --          --              3,548
      Interest income                      1,653        10        --              1,663
      Provision for income tax              --        --          --               --
      Segment net income (loss)       (1,644,835)  (45,195)      1,018       (1,689,012)
      Segment assets                     686,321    29,668       7,915          723,904

Note 13 - SUBSEQUENT EVENT

In August 2003, Corporate and Shareholder Solutions, Inc. (CSS) and its major shareholder filed a suit against the Company, Professional Employer Services, Inc. d/b/a AAMPRO, Inc. and an officer of the Company in the Superior Court of New Jersey, Chancery Division, Hunterdon Country, alleging, three causes of action each related to the reverse acquisition transaction between the Company and AAMPRO, Inc., inter alia, (a) seeking a rescission of the majority shareholder of CSS as a director and officer of the Company, rescinding the appointment of an officer of the Company as President and Chief Executive Officer, ordering return of the shares issued to the Company, and reestablishing the majority shareholder of CSS, as President CEO and director of the Company,
(b) seeking damages in the amount of $85,000, and (c) seeking punitive damages. Management denied all allegations, and filed counterclaims in an amount in excess of $5,000,000.00.

In March 2005, there was a settlement reached in this action, which is subject to formal approval by the Court and will not be effective until such approval is received. The pending settlement is anticipated to include the release of all claims by all parties, the reverse of the prior acquisition transaction between the parties, and the spin-off of all assets and liabilities of the AAMPRO Group, Inc. and its related subsidiaries to its shareholder into multiple publicly traded entities.

                       AAMPRO Group, Inc. and Subsidiaries

                           December 31, 2004 and 2003


Note 14 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring operating deficits in the past few years and accumulated large deficits. This raises substantial doubt about the Company's ability to continue as a going concern.

Management of the Company believes that its current cash and cash equivalents along with cash to be generated by existing and new business operations in 2005 will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next fiscal year.

If cash generated from operations is insufficient to satisfy the Company's liquidity requirements, management may seek to restructure the liabilities of the Company and/or sell additional equity, debt securities and/or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional ownership dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this report, and, based on their evaluation, the Company's Chief Executive Officer has concluded that these controls and procedures are effective for a company with limited resources such as the Company. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the above paragraph.

PART III

Item 9: Directors and Executive Officers of the Registrant

The following table sets forth the names and positions of our directors and executive officers:

Name                            Age     Position
----                            ---     --------
Stephen L. Farkas               59      Chairman, CEO, CFO and Director
Terri Munkirs                   56      President of AAMPRO Pay, LLC
Joanne Widitz                   61      Vice President Administration

      The following sets forth biographical information concerning our directors and executive officers for at least the past five years:

      Stephen L. Farkas, Chairman, CEO, CFO and Director -- Mr. Farkas is founder of the Company's AAMPRO subsidiary, has over twenty experience in the human resource management and employee leasing industry. Mr. Farkas owned several employee leasing companies prior to founding AAMPRO, Inc. He has also served as an industry consultant to companies in New Jersey, Florida, Georgia, and Virginia on a wide range of human resource topics. He founded and was elected president of Florida's first Employee Leasing Association. He also founded New Jersey's first state Employee Leasing Association and was elected its first president. He is one of 90 persons holding the CPES designation (Certified Professional Employer Specialist) from NAPEO (the National Association for Professional Employer Organizations), which is the nationally recognized association for PEO's. Mr. Farkas holds degrees in Marketing and Business Management and Organization from Middlesex College and the University of Miami, Miami, Florida.

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

      Terri Munkirs, President - AAMPRO Pay, LLC. Ms. Terri L. Munkirs has an extensive background in real estate holding numerous awards achieved over a 5 year period. Ms. Munkirs did her undergraduate studies at Raritan College and Centenary College. She was instrumental in establishing Amstaff, a computerized payroll company, and now holds the position of President of AAMPRO Pay, LLC.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Legal Proceedings

To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

On March 15, 2005, the Company adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term "Code of Ethics" means written standards that are reasonably designed to deter wrongdoing and to promote: Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the SEC and in other public communications made by the Company; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and, accountability for adherence to the code. A copy of the Code of Ethics can be found as Exhibit 99 to our Form 10-KSB.

Item 10: Executive Compensation

COMPENSATION SUMMARY

      The following table sets forth the compensation earned by our Chief Executive Officer and all our other executive officers who earned in excess of $100,000 in salary and bonus (collectively the "Named Executives") for services rendered to us during the fiscal year.

SUMMARY COMPENSATION TABLE (1)

                                                             Long term compensation
                                                             Number of securities
Name and Position                            Year   Salary   Underlying options (2)
-----------------                            ----  --------  ----------------------
Stephen Farkas, CEO                          2004  $114,856  $ 162,000
Joanne Widitz, VP Administration             2004  $ 55,000  $   -
Terry Munkirs, President of AAMPRO Pay, LLC  2004  $115,330  $  31,860

      (1) The columns for "Bonus", "Other Annual Compensation", "Restricted Stock Awards", "LTP Payouts" and "All other Compensation" have been omitted because there is no such compensation to be reported.

      (2) Represents options granted to such executives.

      The following table sets forth certain information concerning options granted to the named executives.

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2004

                                    Number of                           Exercise
                                    Securities       Percent of Total   Price Per   Expiration
                                Underlying Options  Options Granted to    Share     Date
           Name                      Granted           Employees In
---------------------------    -------------------  ------------------  ---------   ----------
Stephen Farkas                           5,400,000         86%            $0.03      4/10/11
Terri Munkirs                              900,000         14%            $0.03      4/10/11

OPTION EXERCISES AND YEAR-END OPTION VALUES

                                                         Number of Securities
                                                        Underlying Unexercised
                                                         Options at FY-End (#)
                                                      --------------------------

                                Shares
                              Acquired on     Value
          Name                 Exercise     Realized  Exercisable  Unexercisable
-------------------------     -----------   --------  -----------  -------------
Stephen Farkas                     --           --     10,400,000       --
Terri Munkirs                      --           --      1,800,000       --

                                  Value of Unexercised
                                  In-the-Month Options
                                      At FY-End ($)
                                ---------------------------



           Name                 Exercisable   Unexercisable
---------------------------     -----------   -------------
Stephen Farkas                      --             --
Terri Munkirs                       --             --

COMPENSATION OF DIRECTORS

      None

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

      In 2002, Stephen Farkas has entered into a five (5) year employment agreement with the Company, as Chief Executive Office. Pursuant to this employment agreement, Mr. Farkas is entitled to $125,000 base salary plus benefits, incentive bonus and stock options beginning in 2003. If there is a change in control of the Company, Mr. Farkas is entitled to receive the balance of his employment agreement paid to him in cash including all bonuses on an if-earned basis. No other officers or directors have employment agreements with the Company.

Item 11: Security Ownership of Certain Beneficial Owners and Management

      The following tables shows all directors and officers of the Company and all persons known to the Company to be the beneficial owner of more than five percent of the Company's common stock as of December 31, 2004


Name of Beneficial Owner                                            Amount and Nature    Percent of
------------------------                                              of Beneficial        Class
                                                                        Ownership
                                                                    -------------------------------
EXECUTIVE OFFICERS AND DIRECTORS
Stephen  Farkas                                                             29,046,000         58.0%
Terri Munkirs                                                                  216,000           <1%
Joanne Widitz                                                                   30,000           <1%
                                                                    -------------------------------
All directors and executive officers as a group                             29,292,000           59%

OTHER 5% STOCKHOLDERS                                                             None
None

                                                                    -------------------------------
All directors, executive officers and 5% stockholders as a group            29,292,000           59%

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

2.    Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

-----------------------------------------------
Exhibit  Contents

31.1 Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1 Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
99.1     Senior Management Ethics Policy

3.    Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT AND NON-AUDIT FEES

The following presents fees for professional audit services rendered by Bagell, Josephs and Company for the audit of the Company's annual financial statements for 2003 and 2004 and billed for other services rendered by Bagell, Josephs and Company.

                                                             2003         2004
Audit fees, including fees paid in 2004
for services performed in 2003 and
excluding audit related fees                               $17,185       $18,755

All other fees                                                --            --
Audit related                                                 --            --
Other non-audit                                               --            --
Services                                                      --            --
Total all other fees                                          --            --
Total                                                      $17,185       $18,755


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

--------------------------------------------------------------------------------
Signature                         Title                           Date
--------------------------------------------------------------------------------
/s/ Stephen Farkas                Chief Executive Officer,
-------------------------         Chief Financial Officer
(Stephen Farkas)                  President and Director
--------------------------------------------------------------------------------

EXHIBIT INDEX

EXHIBIT INDEX

   Exhibit No    Description of Exhibit
                 -----------------------------------------------
Exhibit          Contents
31.1             Certification  of Chief  Executive  Officer and Chief Financial
                 Officer,  as  required  by  Rule  13a-14(a)  of the  Securities
                 Exchange Act of 1934
32.1             Certification  of Chief  Executive  Officer and Chief Financial
                 Officer,  as  required  by  Rule  13a-14(b)  of the  Securities
                 Exchange Act of 1934
99.1             Senior Management Ethics Policy