Form 10QSB
period 2005-03-31
Trident Systems International/AAMPRO
filed 2005-05-25
CIK 1116139

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005


|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to ___________.


                                    ---------

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

      Former name, former address, and former fiscal year, if changed since last report: No Changes.

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

         YES  |X| NO |_|

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Number of shares outstanding of each of the registrant's classes of common stock as of May 24,2005: Common Stock: 53,102,860

                       AAMPRO Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                    March 31,
                                   (Unaudited)

                                           ASSETS                                       2005
                                                                                   --------------

CURRENT ASSETS
     Cash                                                                          $      208,969
     Accounts receivable, net of allowance of $192,177                                    471,266
     Other current assets                                                                  44,612
                                                                                   --------------
        TOTAL CURRENT ASSETS                                                              724,847

Customer list, net                                                                        176,800
Property and equipment, net                                                                30,709
                                                                                   --------------
        TOTAL ASSETS                                                               $      932,356
                                                                                   ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                                              $      145,852
     Accrued expenses                                                                     443,065
     Health benefits payable                                                              985,462
     Payroll taxes payable                                                              1,593,804
     Current maturities of long-term debt                                                  31,049
     Client deposits                                                                       77,859
                                                                                   --------------
        TOTAL CURRENT LIABIILITIES                                                      3,277,091

Long-term debt, excluding current maturities                                               16,393
                                                                                   --------------

        TOTAL LIABIILITIES                                                              3,293,484
                                                                                   --------------

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, Series A convertible; no par value, 10,000,000 shares authorized; none issued or outstanding
     Common stock, 0.001 value, 300,000,000 shares authorized, 53,102,860 issued
        and outstanding                                                                    53,103
     Additional paid-in capital                                                         1,934,607
     Accumulated (deficit)                                                             (4,348,838)
                                                                                   --------------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           (2,361,128)
                                                                                   --------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $      932,356
                                                                                   ==============

         See notes to the condensed consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      For the Three Months Ended March 31,
                                   (Unaudited)


                                                                                                2005             2004
NET REVENUE
Employee leasing revenue (gross billings of $2.9 and $3.8 million less worksite employee   $      323,089    $      677,241
payroll costs of $2.6 and $3.1 million, respectively)
Staffing revenue                                                                                  161,937
Payroll processing revenue                                                                         52,770
                                                                                           --------------    --------------

     TOTAL REVENUE                                                                                537,796           677,241

COST OF REVENUES                                                                                  300,290           652,443
                                                                                           --------------    --------------

GROSS PROFIT                                                                                      237,506            24,798
                                                                                           --------------    --------------

OPERATING EXPENSES
     General and administrative expenses                                                          299,692           271,734
     Selling expenses                                                                               1,055             1,736
     Depreciation                                                                                   4,818             7,348
     Amortization                                                                                   2,600             9,669
                                                                                           --------------    --------------
        Total operating expenses                                                                  308,165           290,487
                                                                                           --------------    --------------

LOSS FROM OPERATIONS                                                                              (70,659)         (265,689)
                                                                                           --------------    --------------

OTHER INCOME (EXPENSES)
     Interest income                                                                                 2020                --
     Interest expense                                                                              (6,573)           (2,332)
                                                                                           --------------    --------------
        Total other income (expenses)                                                              (6,553)           (2,332)
                                                                                           --------------    --------------

LOSS BEFORE INCOME TAXES                                                                          (77,212)         (268,021)

Income taxes                                                                                                             --
                                                                                           --------------    --------------
                                                                                                       --
                                                                                           --------------

NET LOSS                                                                                   $      (77,212)   $     (268,021)
                                                                                           ==============    ==============

LOSS PER SHARE                                                                             $        (0.00)   $        (0.01)
                                                                                           ==============    ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                           53,102,860        51,822,212
                                                                                           ==============    ==============

         See notes to the condensed consolidated financial statements.

                       AMPRO Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                                              2005           2004
                                                                          ----------------------------
Cash Flows From Operating Activities
     Net loss                                                             $    (77,212)   $   (268,021)
     Adjustments to Reconcile Net Loss to Net Cash (Used in) Operations
        Depreciation and amortization                                            9,106          17,017
         Write off of investment                                                    --          22,500
     Decrease in Assets
        Accounts receivable                                                   (120,951)       (160,866)
        Other assets                                                           (12,939)         (8,353)
     Increase (Decrease) in Liabilities
        Accounts payable                                                        (4,741)        (49,827)
        Accrued expenses                                                       173,753         124,765
        Health benefits payable                                                (15,432)         48,305
        Payroll taxes payable                                                  136,920         197,430
        Client deposits                                                          1,800          (3,052)
                                                                          ------------    ------------
            Net Cash Provided By (Used In) Operating Activities                 90,304         (80,102)
                                                                          ------------    ------------

Cash Flows From Investing Activities
     Purchase of equipment                                                      (1,558)         (5,626)
                                                                          ------------    ------------
            Net Cash (Used in) Investing Activities                             (1,558)         (5,626)
                                                                          ------------    ------------

Cash Flows From Financing Activities
     Collections from note receivable                                               --           1,650
     Repayments of note payable                                                 (6,636)        (11,967)
     Issuance of common stock                                                       --          50,000
                                                                          ------------    ------------
            Net Cash Provided By (Used In) Financing Activities                 (6,636)         39,683
                                                                          ------------    ------------

Net Increase (Decrease) in Cash                                                 82,110         (46,045)

Cash at Beginning of Period                                                    126,859         146,412
                                                                          ------------    ------------

Cash at End of Period                                                     $    208,969    $    100,367
                                                                          ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
        Interest Expense                                                  $      6,553    $      2,332
                                                                          ============    ============
        Income Taxes                                                      $         --    $         --
                                                                          ============    ============


         See notes to the condensed consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
                 For the Three Month Period Ended March 31, 2005
                                   (Unaudited)


     Basis of Presentation
         The accompanying unaudited condensed consolidated financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full 2005 fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

     Litigation
         In March 2005, there was a settlement reached in the litigation with the former majority shareholder that is subject to formal approval by the Court. The pending settlement is anticipated to include the release of all claims by all parties, the reverse of the prior acquisition transaction between the parties, and the spin off of all assets and liabilities of the AAMPRO Group, Inc. and its related subsidiaries to its shareholder into multiple publicly traded entities. The settlement is subject to Court approval, and will not be effective until such approval is received.

     Going Concern
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring operating deficits in the past few years and accumulated large deficits. This raises substantial doubt about the Company's ability to continue as a going concern.

         Management of the Company believes that its current cash and cash equivalents along with cash to be generated by existing and new business operations in 2005 and beyond, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next year.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD - LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements about our business, financial condition, and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectation s indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

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

OVERVIEW

AAMPRO Group, Inc., together with its consolidated subsidiaries, provides full service staffing resources to its clients by providing permanent placement, temporary staffing services, payroll administration, and professional services (including outsourcing services of worksite employees). The Company expanded its services beyond that of a professional services organization to that of a full service staffing firm in the fourth quarter of 2004. The Company's services are designed to improve the productivity and profitability of small and medium-sized businesses by relieving business owners and key executives of many employer-related administrative and regulatory burdens and enables them to focus on the core competencies of their businesses.

The Company is organized in three basic operating segments--Staffing Services, Payroll Administration, and Professional Services. Within the Staffing Services Segment, the Company provides three primary services--permanent placement, temporary staffing, and human resource consulting services. Payroll administration services include the processing of the payrolls for clients along with the administration of benefits, tax filings, and workman's compensation programs. The Professional Services segment includes the outsourcing of the employment and administration services performed for clients.

The Company provides its services on a national basis with a primary focus in the New York, New Jersey and Pennsylvania area, and is currently executing a long-term expansion strategy target both organic growth and the acquisition of smaller and like-sized competitors.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

NET REVENUES

Overall consolidated net revenues for the three months ended March 31, decreased $139,445 or 20.6%, from $677,241 in 2004 to $537,796 in 2005. The net revenues for the first quarter of 2005 included revenues from contract worksite employees along with staffing and payroll administration services. In 2004, all of the net revenues were from contract worksite employees. Gross revenues for the contract worksite employee for the three months ended March 31, declined by approximately $900,000 or 23.7%, from $3,800,000 in 2004 to $2,900,000 in 2005 The net decreases were primarily attributable to ceasing to provide services for certain customers, partially offset by new revenues from staffing and payroll administration services in 2005.

COST OF REVENUES AND GROSS MARGIN

The Company's cost of revenue is composed primarily of: Contract Worksite Employee Costs, Benefit Premiums, Federal, and State Income Tax. Cost of revenues decreased by $352,153 or 54%, from $652,443 in 2004 to $300,290 in 2005 as a result of the corresponding reductions in revenues attributed to the cessation of providing services to certain clients, offset by the increased costs for the staffing and payroll administration services.

The Company has strategically evaluated the overall 2005 operations, and the profitability of providing services to its clients, and has decided to cease doing business with several unprofitable clients in order to streamline its client base, and better focus its overall operations. Gross profit margins increased by $212,708 from $24,798 in 2004 to $237,506 in 2005 as a result of the elimination of certain unprofitable clients, and the inclusion of the higher margin staffing and payroll administration services in 2005. The Company continues to expand its operations with a focus on providing quality services with higher profitability.

OPERATING EXPENSE

Operating expenses for the three months ended March 31, increased $17,678 or 6.1%, from $290,487 in 2004 to $304,327 in 2005 due to increased costs associated with the new staffing and payroll administration services, partially offset by the continuation of the Company's cost containment program.

NET LOSS

The net loss for the three months ended March 31, was decreased by $190,809or 71.2%, from a loss of $268,021 in 2004 to $73,374 in 2005.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had cash and cash equivalents totaling $208,969 compared to $100,367 at March 31, 2004. Net cash provided by operating activities during the three months ended March 31, 2005 was $90,304 as compared with $80,102 used by operating activities in 2004, or an increase in net cash by $170,40g resulting from increases in trade receivable collections and reductions in health benefit liabilities, offset by increases in liabilities. The Company's capital requirements are dependent on several factors, including marketing, acquisitions, and professional fees and consulting expenses.

Management of the Company believes that its current cash and cash equivalents along with cash to be generated by existing and new business operations in 2005 and beyond will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next year.

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

RISK AND UNCERTAINTY

AAMPRO's business is subject to the effects of general economic conditions and in particular competition and government regulation.

Other risks and uncertainties for the Company include, but are not limited to:

- Adverse changes in general economic conditions in any of the areas in which we do business.

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


CRITICAL ACCOUNTING POLICIES

Revenue Recognition and Returns
Revenue is recognized as services are provided. The Company's revenues consist of administrative fees paid by its clients under certain agreements, which are based upon each worksite employee's gross pay and a markup, computed as a percentage of the gross pay. Billing to the Company's clients is based on the average annual cost for services spread in equal payments over the clients' annual billing cycle. Billings do not reflect actual expenses incurred due to the front-loading and subsequent phase-out of expenses and taxes. As a direct result of this averaging, net income is decreased during the first half of the year and subsequently increases during the second half of the year. Furthermore, gross revenues generally increase in the fourth quarter primarily due to salary increases and bonuses that client companies award their employees during this period.

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

Item 3:  Legal Proceedings

In August 2003, Alan Sporn and Corporate and Shareholder Solutions, Inc. filed a suit against the Company in the Superior Court of New Jersey, Chancery Division, Hunterdon County, alleging, among other things, breach of contract and the issuance of certain shares of preferred stock which the plaintiffs claim are allegedly due to them. The Company is vigorously defending this action and has filed an answer denying all of the plaintiffs' claims and has counterclaimed. The parties to this litigation have executed a settlement agreement in March 2005, which is subject to Court approval. Reference is made to the Company's annual report on Form 10-KSB for the year ended December 31, 2004 for additional information relating to Litigation.

Item 4:  Procedures and Controls

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAMPRO GROUP, INC.
(Registrant)

By /s/ Stephen Farkas



------------------------------
(Stephen Farkas, President, Chief Executive Officer, Principal Accounting Officer and Director)