Form 10QSB
period 2005-06-30
Trident Systems International/AAMPRO
filed 2005-08-24
CIK 1116139

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

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

         YES  |X|                   NO |  |

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Number of shares outstanding of each of the registrant's classes of common stock as of August 19, 2005: 53,102,860 Common Stock:

Item 1 - Financial Statements

                       AAMPRO Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                  June 30, 2005
                                   (Unaudited)

     Assets
Current Assets
     Cash                                                                     $   170,037
     Accounts receivable, net of allowance of $185,236                            554,587
     Other current assets                                                          41,528
                                                                              -----------
         Total Current Assets                                                     766,152

Customer lists, net                                                               170,300
Property and equipment, net                                                        27,092
                                                                              -----------
         Total Assets                                                             963,544
                                                                              ===========

     Liabilities and Stockholders' (Deficit)
Current Liabilities
     Accounts payable and accrued expenses                                        554,464
     Health benefits payable                                                      983,963
     Payroll taxes payable                                                      1,937,470
     Current maturities of long-term debt                                          27,285
     Client deposits                                                               85,059
                                                                              -----------
         Total Current Liabilities                                              3,588,241

Long-term debt, excluding current maturities                                       14,115
                                                                              -----------
         Total Liabilities                                                      3,602,356
                                                                              -----------

Stockholders' (Deficit)
     Preferred stock Series A, convertible, no par value, 10,000,000 shares
authorized, 0 shares issued and outstanding                                            --
     Common stock, $.001, 300,000,000 shares authorized, 53,102,860
         issued and outstanding                                                    53,103
     Additional paid-in capital                                                 1,978,857
     Accumulated (deficit)                                                     (4,670,772)
                                                                              -----------

         Total Stockholders' (Deficit)                                         (2,638,812)
                                                                              -----------

         Total Liabilities and Stockholders' (Deficit)                        $   963,544
                                                                              ===========

See notes to the condensed consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                Three Months Ended               Six Months Ended
                                                     June 30,                        June 30,
                                           ------------    ------------    ------------    ------------
                                               2005            2004            2005            2004
                                           ------------    ------------    ------------    ------------
Net Revenue                                $    500,501    $    606,816    $  1,018,640    $  1,284,057

Staffing Revenue                                 85,202              --         247,139              --
Payroll Processing Revenue                       67,847              --         120,617              --
                                           ------------    ------------    ------------    ------------
                                                653,550         606,816       1,386,396       1,284,057
     Total Revenue

Cost of Revenues                                566,071         530,922       1,061,411       1,183,365
                                           ------------    ------------    ------------    ------------

Gross Profit                                     87,479          75,894         324,985         100,692
                                           ------------    ------------    ------------    ------------

Operating Expenses
     General and administrative expenses        351,012         367,479         651,759         640,949
     Stock based compensation                    44,250              --          44,250              --
     Depreciation                                 5,124             530           9,942           7,878
     Amortization                                 6,500          24,456           9,100          34,125
                                           ------------    ------------    ------------    ------------
         Total Operating Expenses               406,886         392,465         715,051         682,952
                                           ------------    ------------    ------------    ------------
Loss From Operations                           (319,407)       (316,571)       (390,066)       (582,260)
                                           ------------    ------------    ------------    ------------

Other Income (Expense)
     Interest income                                 12           1,437              32           1,437
     Interest expense                            (1,139)         (3,478)         (7,712)         (5,810)
                                           ------------    ------------    ------------    ------------
         Total Other (Expense)                   (1,127)         (2,041)         (7,680)         (4,373)
                                           ------------    ------------    ------------    ------------
                                               (320,534)       (318,612)       (397,746)       (586,633)
Loss Before Income Taxes
Income Taxes                                     (1,400)             --          (1,400)             --
                                           ------------    ------------    ------------    ------------
Net Loss                                   $   (321,934)   $   (318,612)   $   (399,146)   $   (586,633)
                                           ============    ============    ============    ============

Loss Per Share                             $      (0.01)   $      (0.01)   $      (0.01)   $      (0.01)
                                           ============    ============    ============    ============

Weighted Average Number of Common
     Shares Outstanding                      53,102,860      53,999,989      53,102,860      51,999,989

See notes to the condensed consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                 ----------------------
                                                                                   2005         2004
                                                                                 ---------    ---------
Cash Flows From Operating Activities
    Net Loss                                                                     $(399,146)   $(586,633)
    Adjustments to Reconcile Net Loss to Net Cash
      Provided by (Used in) Operations
        Depreciation and amortization                                               19,042       41,896
        Allowance for bad debt                                                      (6,941)          --
        Stock based compensation                                                    44,250           --
        Write-off of investment                                                         --       22,500
    Decrease (Increase) in Assets
        Accounts receivable                                                       (197,331)    (169,038)
        Other current assets                                                        (9,855)     (11,972)
    Increase (Decrease) in Liabilities
        Accounts payable and accrued expenses                                      134,559      (43,227)
        Health benefits payable                                                    (16,931)     109,321
        Payroll taxes payable                                                      480,586      499,549
        Client deposits                                                              9,000       (6,406)
                                                                                 ---------    ---------
           Net Cash Provided by (Used in) Operating Activities                      57,233     (144,010)
                                                                                 ---------    ---------
Cash Flows From Investing Activities
        Cash paid for equipment                                                     (1,377)      (5,626)
                                                                                 ---------    ---------
 Cash Flows From Financing Activities
     Proceeds from notes receivable                                                     --          212
     Repayments of long-term debt                                                  (12,678)     (16,001)
     Proceeds from issuance of common stock                                             --       50,000
        Net Cash Provided by (Used in)Financing Activities                         (12,678)      34,211
                                                                                 ---------    ---------
Net Increase (Decrease) in Cash                                                     43,178     (115,425)
Cash at Beginning of Period                                                        126,859      146,412
                                                                                 ---------    ---------
Cash at End of Period                                                              170,037    $  30,987
                                                                                 ---------    ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for:
        Interest                                                                     7,712    $   5,810
                                                                                 ---------    ---------
        Income Taxes                                                                 1,400    $      --
                                                                                 ---------    ---------

  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES

        During the six months ended June 30, 2004 the Company issued 2,000,000 shares of its common stock valued at $72,500 for investments

  See notes to the condensed consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of AAMPRO Group, Inc. and its wholly owned subsidiaries, AAMPRO, Inc., AAMPRO Pay, LLC, and AAMPRO Staffing Concepts, Inc. All significant intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

The Company has adopted a new revenue recognition policy under which compensation of worksite employees will be recognized as revenue components ("net method"). The change in policy was made based in part on the collective weight of the indicators included in Emerging Issues Task Force No. 99-19, Reporting Revenues Gross as a Principal versus Net as an Agent ("EITF 99-19"). The policy has been applied to the current consolidated statement of operations and retroactively applied to the previous years' consolidated statement of operations. The new policy had no effect on the gross profit, net income (loss) or shareholders' equity (deficit) amounts previously reported by the Company in its public filings. Revenue is recognized as services are provided. Billings to the Company's clients is based on the average annual cost for services spread in equal payments over the clients' annual billing cycle. Billings do not reflect actual expenses incurred due to the front-loading and subsequent phase-out of expenses and taxes. As a direct result of this averaging, net income is decreased during the first half of the year and subsequently increases during the second half of the year. Furthermore, gross revenues generally increase in the fourth quarter primarily due to salary increases and bonuses that client companies award their employees during this period. Gross billings for the three months ended June 30, 2005 and 2004 were $3.0 and $3.5 million, respectively, less worksite employee costs of $2.5 and $2.9, respectively. Gross billings were recognized for the six months ended June 30, 2005 and 2004 of $5.9 and $7.3 million, respectively, less worksite employee costs of $4.9 and $6.0 million, respectively.

RECLASSIFICATIONS

Insurance costs of $195,050 have been reclassified to cost of revenues from net revenues for the six months ended June 30, 2005 to conform to the three months ended June 30, 2005.

                       AAMPRO Group, Inc. and Subsidiaries
      Notes to the Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2005
                                   (Unaudited)

 STOCK-BASED COMPENSATION

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company follows the provisions of FASB 123 in their accounting for stock based compensation.
On April 10, 2003, the Company entered into an option agreement with an officer of the Company, whereby, the officer was granted 5,400,000 options of the Company's common stock. The agreement between the Company and the officer expires on March 31, 2008. On each anniversary (through 2008), the Company shall grant to the officer an additional 5,400,000 options at an exercise price equal to the fair market value of the Company's common stock on the date of each such grant. On April 10, 2005, the Company granted 5,400,000 options at an exercise price of $0.01. The options have been valued at $27,000.

On April 10, 2003, the Company entered into an option agreement with an officer of the Company, whereby, the employee was granted 900,000 options of the Company's common stock. The agreement between the Company and the employee expires on March 31, 2008. On each anniversary (through 2008), the Company shall grant to the officer an additional 900,000 options at an exercise price equal to the fair market value of the Company's common stock on the date of each such grant. On April 10, 2005, the Company granted 900,000 options at an exercise price of $0.01. In 2004, the options have been valued at $4,500.

On April 10, 2003, the Company entered into a consulting agreement with a consultant of the Company, whereby, for services to be provided to the Company through March 31, 2008, the consultant was granted 2,550,000 options of the Company's common stock. On each anniversary (through 2008), the Company shall grant to the consultant an additional 2,550,000 options at an exercise price equal to the fair market value of the Company's common stock on the date of each such grant. On April 10, 2005, the Company granted 2,550,000 options at an exercises price of $0.03. In 2004, the options have been valued at $12,750.

The following table summarizes stock options activity during the six months ended June 30, 2005:

                                                                    Weighted
                                                      Number of     Average
                                                      Options    Exercise Price
                                                     ----------   ----------
Options outstanding at January 1, 2005               18,000,000   $     0.05
Granted                                               8,850,000         0.01
Exercised                                                    --           --
Expired                                                      --           --
                                                     ----------   ----------

Options outstanding and exercisable at June 30, 2005 26,850,000         0.04
                                                     ==========   ==========

The fair value of the options granted in 2005 were $44,250. The fair value was determined as of the date of grant using the Black-Scholes pricing model, based on the following assumptions; annual expected rate of return of 0%, annual volatility of 186% and a risk free interest rate of 4.14%.

                       AAMPRO Group, Inc. and Subsidiaries
      Notes to the Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2005
                                   (Unaudited)

LITIGATION

In March 2005, there was a settlement reached in the litigation with the former majority shareholder that is subject to formal approval by the Court. The pending settlement will include the release of all claims by all parties, the reverse of the prior acquisition transaction between the parties, and the spin off of all assets and liabilities of the AAMPRO Group, Inc. and its related subsidiaries to its shareholder into multiple publicly traded entities. The settlement is subject to Court approval (a hearing on which is currently scheduled for August 30, 2005), and will not be effective until such approval is received.

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

REVENUES

Total revenues for the six months ended June 30, 2005 increased by $102,339 or 8%, from $1,284,057 in 2004 to $1,386,396 in 2005, while total revenues for three months ended June 30, increased by $46,734 or 8%, from $606,816 in 2004 to $653,550 in 2005, as a result of the corresponding reductions in revenues attributed to the cessation of providing services to certain clients, offset by the increased costs for the staffing and payroll administration services. Overall net revenues from contract worksite employees for the six months ended June 30, 2005, decreased $265,417 or 21%, from $1,284,057 in 2004 to $1,018,640 in 2005, as compared to a decrease of $106,315 or 18% for the three months ended June 30, 2005, going from $606,816 in 2004 to $500,501 in 2005. The net revenues for the first half and second quarter of 2005 included revenues from contract worksite employees along with staffing and payroll administration services. In 2004, all of the net revenues were from contract worksite employees. Gross revenues for the contract worksite employee for the six months ended June 30, declined by approximately $1.4 million from $7.3 million in 2004 to $5.9 million in 2005, while gross revenues for the contract worksite employee for the three months ended June 30, declined by approximately $.5 million from $3.5 million in 2004 to $3.0 million in 2005 The net decreases for the six months and the three months ended June 30, 2005, were primarily attributable to ceasing to provide services for certain customers. Staffing revenues and payroll processing revenues for the six and three months ended June 30, 2005, were $247,139 and $120,617, respectively, as compared to the three months ended June 30, 2004 of $85,202 and $67,847, respectively. There were no revenues for staffing or payroll processing in 2004.

COST OF REVENUES AND GROSS MARGIN

The Company's cost of revenue for the six months ended decreased by $121,954 from $1,183,365 in 2004 to $1,061,411 in 2005, while the cost of revenues for the three months ended increased by $35,149 from $ 530,922 in 2004 to $566,071 in 2005 as a result of the corresponding reductions in revenues attributed to the cessation of providing services to certain clients, offset by the increased costs for the staffing and payroll administration services. The Company has strategically evaluated the overall 2005 operations, and the profitability of providing services to its clients, and has decided to cease doing business with several unprofitable clients in order to streamline its client base, and better focus its overall operations. Gross profit margins increased by $224,293 or 17% for the six months ended June 30, from $100,692 in 2004 to $324,985 in 2005, and by $11,585 for the three months ended June 30, from $75,984 in 2004 to $87,479 in 2005. Both the six month as three month gross margin amounts are as a result of the elimination of certain unprofitable clients, and the inclusion of the higher margin staffing and payroll administration services in 2005. The Company continues to expand its operations with a focus on providing quality services with higher profitability.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, increased $32,099 from $682,952 in 2004 to $715,051 in 2005, and for the three months ended June 30, increased by $14,421 from $392,465 in 2004 to $406,886 in 2005. Variations for the comparative results for the six months and the three months ended June 30, 2005 were due to increased costs associated with the new staffing and payroll administration services and stock based compensation, partially offset by the continuation of the Company's overall cost containment program.

NET LOSS

The net loss for the six months ended June 30, decreased by $187,487, from a loss of $586,633 in 2004 to $399,146 in 2005, as compared to an increase of $3,322 for the three months ended June 30, from a loss of $318,612 in 2004 to $321,934 in 2005.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company had cash and cash equivalents totaling $170,037 compared to $30,987 at June 30, 2004. Net cash provided by operating activities during the six months ended June 30, 2005 was $57,233 as compared with $144,010 used by operating activities in 2004, or an increase in net cash by $201,243 resulting from increases in trade receivables, and payables and accrued expenses, offset by reductions in health benefit liabilities. The Company's capital requirements are dependent on several factors, including marketing, acquisitions, and professional fees and consulting expenses.

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

Item 3: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer concluded that as of June 30, 2005, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Limitations on the Effectiveness of Internal Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the above paragraph.

PART II

Item 1.  Legal Proceedings

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