Form 10QSB
period 2005-09-30
Trident Systems International/AAMPRO
filed 2005-11-21
CIK 1116139

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

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

                                 YES |X| NO | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES |_| NO |X|


Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Number of shares outstanding of each of the registrant's classes of common stock as of November 19, 2005: 53,102,860 Common Stock:

Item 1 - Financial Statements

                       AAMPRO Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                               September 30, 2005
                                   (Unaudited)

                                     Assets
Current Assets
     Cash                                                                           $   165,482
     Accounts receivable, net of allowance of $185,236                                  370,086
     Other current assets                                                                40,968
                                                                                    -----------
         Total Current Assets                                                           576,536

Customer lists, net                                                                     166,400

Property and equipment, net                                                              23,719
                                                                                    -----------
         Total Assets                                                                   766,655
                                                                                    ===========


                      Liabilities and Stockholders' Deficit
Current Liabilities
     Accounts payable and accrued expenses                                              388,221
     Health benefits payable                                                            981,779
     Payroll taxes payable                                                            2,171,426
     Current maturities of long-term debt                                                28,411
     Client deposits                                                                     85,405
                                                                                    -----------
         Total Current Liabilities                                                    3,655,242

Long-term debt, excluding current maturities                                              6,994
                                                                                    -----------
         Total Liabilities                                                            3,662,236
                                                                                    -----------

Stockholders' Deficit
     Preferred stock, Series A, convertible, no par value, 10,000,000 authorized,            --
         no shares issued and outstanding
     Common stock, $.001 par value, 300,000,000 shares authorized,                       53,103
            53,102,860 issued and outstanding
     Additional paid in capital                                                       2,018,857
     Accumulated deficit                                                             (4,967,541)
                                                                                    -----------
            Total Stockholders' Equity (Deficit)                                     (2,895,581)
                                                                                    -----------
         Total Liabilities and Stockholders' Equity (Deficit)                       $   766,655
                                                                                    ===========

          See notes to the condensed consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                      Three Months Ended              Nine Months Ended
                                                         September 30,                  September 30,
                                                 ------------    ------------    ------------    ------------
                                                     2005            2004            2005            2004
                                                 ------------    ------------    ------------    ------------
Net Revenue                                      $    459,012    $    783,702    $  1,477,652    $  2,067,759
Staffing Revenue                                      151,915              --         399,054              --
Payroll Processing Revenue                             49,149              --         169,766              --
                                                 ------------    ------------    ------------    ------------
     Total Revenue                                    660,076         783,702       2,046,472       2,067,759

Cost of Revenues                                      488,478         527,202       1,549,889       1,710,567
                                                 ------------    ------------    ------------    ------------

Gross Profit                                          171,598         256,500         496,583         357,192
                                                 ------------    ------------    ------------    ------------

Operating Expenses
     General and administrative expenses              371,496         512,983       1,023,254       1,153,932
     Stock based compensation                          56,500              --         100,750              --
     Depreciation                                       5,167           4,032          15,109          11,910
     Amortization                                       3,900           7,800          13,000          41,925
     Reserve for uncollectible note receivable             --         241,727              --         241,727
                                                 ------------    ------------    ------------    ------------
         Total Operating Expenses                     437,063         766,542       1,152,113       1,449,494

                                                 ------------    ------------    ------------    ------------
Loss From Operations                                 (265,465)       (510,042)       (655,530)     (1,092,302)
                                                 ------------    ------------    ------------    ------------

Other Income (Expense)
     Interest income                                      588             203             620           1,640
     Interest expense                                 (31,893)         (2,215)        (39,605)         (8,025)
                                                 ------------    ------------    ------------    ------------
         Total Other (Expense)                        (31,305)         (2,012)        (38,985)         (6,385)

                                                 ------------    ------------    ------------    ------------
Loss Before Income Taxes                             (296,770)       (512,054)       (694,515)     (1,098,687)
Income Taxes                                               --              --          (1,400)             --
                                                 ------------    ------------    ------------    ------------

Net Loss                                         $   (296,770)   $   (512,054)   $   (695,915)   $ (1,098,687)
                                                 ============    ============    ============    ============

Loss Per Share                                   $      (0.01)   $      (0.01)   $      (0.01)   $      (0.02)
                                                 ============    ============    ============    ============
Weighted Average Number of Common
     Shares Outstanding                            53,102,860      52,251,287      53,102,860      52,754,104
                                                 ------------    ------------    ------------    ------------



          See notes to the condensed consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                              -----------    -----------
                                                                  2005           2004
                                                              -----------    -----------
Cash Flows From Operating Activities
    Net Loss                                                  $  (695,915)   $(1,098,687)
    Adjustments to Reconcile Net Loss to Net Cash
      Used in Operations
        Depreciation and amortization                              28,109         53,835
        Stock based compensation                                  100,750             --
        Write off of investment                                        --         22,500
        Reserve for uncollectible note receivable                      --        241,939
        Allowance for bad debt                                     (6,941)            --
    Decrease (Increase) in Assets
        Accounts receivable                                       (12,830)       (87,962)
        Other current assets                                       (9,295)        (1,831)
    Increase (Decrease) in Liabilities
        Accounts payable and accrued expenses                     (48,184)       126,428
        Health benefits payable                                   (19,115)        57,211
        Payroll taxes payable                                     714,542        707,553
        Client deposits                                             9,346         (8,286)
                                                              -----------    -----------
           Net Cash Provided by Operating Activities               60,467         12,700
                                                              -----------    -----------
        Cash Flows From Investing Activities
        Cash paid for equipment                                    (3,171)        (6,356)
                                                              -----------    -----------
        Cash Flows From Financing Activities
        Repayments of long-term debt                              (18,673)       (22,238)
        Proceeds from long-term debt                                   --         50,000
                                                              -----------    -----------
        Net Cash Provided by (Used in) Financing Activities       (18,673)        27,762
                                                              -----------    -----------
        Net Increase in Cash                                       38,623         34,106
        Cash at Beginning of Period                               126,859        146,412
                                                              -----------    -----------
        Cash at End of Period                                     165,482        180,518
                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Cash paid during the period for:
             Interest                                              39,605          8,025
                                                              ===========    ===========
             Income Taxes                                           1,400             --
                                                              ===========    ===========


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES

During 2004, the Company issued 2,000,000 shares of its common stock valued at $72,500 for investments, and the Company received 2,637,387 shares of its common stock back for its investment in Cross Capital.


          See notes to the condensed consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
               For the Nine Month Period Ended September 30, 2005
                                   (Unaudited)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

                          PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of AAMPRO Group, Inc. and its wholly owned subsidiaries, AAMPRO, Inc., AAMPRO Pay, LLC, and AAMPRO Staffing Concepts, Inc. All significant intercompany balances and transactions have been eliminated.
                              REVENUE RECOGNITION

The Company has adopted a revenue recognition policy under which compensation of worksite employees will be recognized as revenue components ("net method"). The change in policy was made based in part on the collective weight of the indicators included in Emerging Issues Task Force No. 99-19, Reporting Revenues Gross as a Principal versus Net as an Agent ("EITF 99-19"). The policy has been applied to the current consolidated statement of operations and retroactively applied to the previous years' consolidated statement of operations. The policy had no effect on the gross profit, net income (loss) or shareholders' equity (deficit) amounts previously reported by the Company in its public filings. Revenue is recognized as services are provided.
Gross billings for the three months ended September 30, 2005 and 2004 were $2.7 and $3.5 million, respectively, less worksite employee costs of $2.2 and $2.7, respectively. Gross billings were recognized for the nine months ended September 30, 2005 and 2004 of $8.6 and $10.8 million, respectively, less worksite employee costs of $7.1 and $8.7 million, respectively.

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

                       AAMPRO Group, Inc. and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
               For the Nine Month Period Ended September 30, 2005
                                   (Unaudited)



                      STOCK-BASED COMPENSATION (Continued)

2005 Second Quarter Activity

On April 10, 2003, the Company entered into an option agreement with two officers and a consultant of the Company, whereby, the officers and consultant were granted an annual aggregate of 8,850,000 options to purchase the Company's common stock. The agreement between the Company and the officers and consultant expires on March 31, 2008. On April 10, 2005, the Company granted 8,850,000 options at an exercise price of $0.01. The options have been valued at an aggregate value of $44,250.The fair value was determined as of the date of grant using the Black-Scholes pricing model, based on the following assumptions; annual expected rate of return of 0%, annual volatility of 186% and a risk free interest rate of 4.14%.

2005 Third Quarter Activity

On September 19, 2005, the Company entered into an agreement with a consultant to issue to the consultant or its designee, 3 million common shares, warrants exercisable over a five year period to acquire up to 5 million shares based on a fair value exercise price on the date of issuance, and a stock right to purchase up to 5 million common shares of the Company within the next year at the fair value exercise price on the date of issuance. The securities issued have been valued at an aggregate value of $56,500. The fair value was determined as of the date of grant using the Black-Scholes pricing model, based on the following assumptions; annual expected rate of return of 0%, annual volatility of 141% and a risk free interest rate of 4.11%.

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

                       AAMPRO Group, Inc. and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
               For the Nine Month Period Ended September 30, 2005
                                   (Unaudited)


GOING CONCERN UNCERTAINTY (Continued)

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

OVERVIEW

AAMPRO Group, Inc., together with its consolidated subsidiaries, provides full service staffing resources to its clients by providing permanent placement, temporary staffing services, payroll administration, and professional services (including outsourcing services of worksite employees). The Company expanded its services beyond that of a professional services organization to that of a full service staffing firm in the fourth quarter of 2004. The Company's services are designed to improve the productivity and profitability of small and medium-sized businesses by relieving business owners and key executives of many employer-related administrative and regulatory burdens and enables them to focus on the core competencies of their businesses.
The Company is organized in three basic operating segments--Staffing Services, Payroll Administration, and Professional Services. Within the Staffing Services Segment, the Company provides three primary services--permanent placement, temporary staffing, and human resource consulting services. Payroll administration services include the processing of the payrolls for clients along with the administration of benefits, tax filings, and workman's compensation programs. The Professional Services segment includes the outsourcing of the employment and administration services performed for clients.
The Company provides its services on a national basis with a primary focus in the New York, New Jersey and Pennsylvania area, and is currently executing a long-term expansion strategy target both organic growth, and the acquisition of smaller and like-sized competitors.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

REVENUES

Total revenues for the nine months ended September 30, 2005 decreased by $21,287 from $2,067,759 in 2004 to $2,046,472 in 2005, while total revenues for three months ended September 30, decreased by $123,626 from $783,702 in 2004 to $660,076 in 2005, as a result of the corresponding reductions in revenues attributed to the cessation of providing services to certain clients, offset by the increased revenues for the staffing and payroll administration services. Overall, consolidated net revenues from contract worksite employees for the nine months ended September 30, 2005, decreased $590,107, from $2,067,759 in 2004 to $1,477.652 in 2005, as compared to a decrease of $324,690 for the three months ended September 30, 2005, going from $783,702 in 2004 to $459,012 in 2005. The net revenues for the nine months and three months of 2005 include revenues from contract worksite employees along with staffing and payroll administration services. All of the net revenues were from contract worksite employees.
Gross revenues for the contract worksite employees for the nine months ended September 30, declined by approximately $2.2 million from $10.8 million in 2004 to $8.6 million in 2005, while gross revenues for the contract worksite employees for the three months ended September 30, declined by approximately $0.8 million from $3.5 million in 2004 to $2.7 million in 2005. The net decreases for the nine months and the three months ended September 30, 2005, were primarily attributable to ceasing to provide services for certain customers.

Staffing revenues and payroll processing revenues for the nine months ended September 30, 2005, were $399,054 and $169,766, respectively, as compared to the three months ended September 30, 2005 of $151,915 and $49,149, respectively. There were no revenues for staffing or payroll processing in the quarters reported on in 2004.

COST OF REVENUES AND GROSS MARGIN

The Company's cost of revenue for the nine months ended decreased by $160,678 from $1,710,567 in 2004 to $1,549,889 in 2005, while the cost of revenues for the three months ended decreased by $38,724 from $527,202 in 2004 to $488,478 in 2005 as a result of the corresponding reductions in revenues attributed to the cessation of providing services to certain clients, offset by the increased costs for the staffing and payroll administration services. The Company has strategically evaluated the overall 2005 operations, and the profitability of providing services to its clients, and has decided to cease doing business with several unprofitable clients in order to streamline its client base, and better focus its overall operations. Gross profit margins increased by $139,391 or 39% for the nine months ended September 30, from $357,192 in 2004 to $496,583 in 2005, and decreased by $84,902 for the three months ended September 30, from $256,500 in 2004 to $171,598 in 2005. Both the nine month and three month gross margin amounts are as a result of the elimination of certain unprofitable clients, and the inclusion of the higher margin staffing and payroll administration services in 2005. The Company continues to expand its operations with a focus on providing quality services with higher profitability.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, decreased $297,381 from $1,449,494 in 2004 to $1,152,113 in 2005, and for the three months ended September 30, decreased by $329,479 from $766,542 in 2004 to $437,063 in 2005.
Variations for the comparative results for the nine months and the three months ended September 30, 2005 were due to increased costs associated with the new staffing and payroll administration services and stock based compensation, partially offset by the continuation of the Company's overall cost containment program and non-recurring charges for uncollectible accounts recognized in 2004.

NET LOSS

The net loss for the nine months ended September 30, decreased by $402,772, from a loss of $1,098,687 in 2004 to $695,915 in 2005, as compared to a decrease of $215,284 for the three months ended September 30, from a loss of $512,054 in 2004 to $296,770 in 2005.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company had cash and cash equivalents totaling $165,482 compared to $180,518 at September 30, 2004. Net cash provided by operating activities during the nine months ended September 30, 2005 was $60,467 as compared with $12,700 provided by operating activities in 2004, or an increase in net cash by $47,767. Net cash from investing activities resulted in net cash usage of $18,673 in 2005 compared to net cash provided by financing activities of $27,762 in 2004. The overall net increase in cash for the nine months ended September 30, 2005 was $38,623 as compared to $34,106 on 2004. The resulting variations in cash flows represents increases in payroll related liabilities and accrued expenses, offset by receivable collections and reductions in payables and accrued expenses and health benefit liabilities. The Company's capital requirements are dependent on several factors, including marketing, acquisitions, and operating expenses.

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

Item 3: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer concluded that as of September 30, 2005, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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


PART II

Item 1.  Legal Proceedings

In August 2003, Alan Sporn and Corporate and Shareholder Solutions, Inc. filed a suit against the Company in the Superior Court of New Jersey, Chancery Division, Hunterdon County, alleging, among other things, breach of contract and the issuance of certain shares of preferred stock which the plaintiffs claim are allegedly due to them. The parties to this litigation have executed a settlement agreement in March 2005, which is subject to final Court approval. Reference is made to the Company's annual report on Form 10-KSB for the year ended December 31, 2004 for additional information relating to Litigation.

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