Form 10KSB
period 2005-12-31
Trident Systems International/AAMPRO
filed 2006-04-27
CIK 1116139

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

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

      YES |X|   NO |_|

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year: $1,810,576 .

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on April 26, 2006:
$320,717.

Number of shares outstanding of each of the registrant's classes of common stock as of April 26, 2006: Common Stock: 53,452,860

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

None

                               AAMPRO GROUP, INC.
                        2004 FORM 10-KSB/A ANNUAL REPORT
                                Table of Contents

Trademarks/Definitions

PART I
Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

PART II
Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters
Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
Item 7.  Financial Statements
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure
Item 8A. Controls and Procedures

PART III
Item 9.  Directors and Executive Officers of the Registrant
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits, Financial Statements, and Reports on Form 8-K Signatures
Item 14. Principal Accounting Fees and Services

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

      Business conditions in the staffing industry are economically sensitive. In 2001 and 2002, the industry experienced a decline in revenues, but economic conditions began to change through 2003. In 2004, AAMPRO, Inc. made a strategic corporate decision to expand its current operations from that of a professional employment organization (PEO) to that of a full service staffing firm. Companies have continued to experience success in the usage of temporary help, which has facilitated rapid workforce adjustments as economic conditions improve. This practice has increased the demand for temporary help in North America, which was approximately 2.5% of the total workforce in 2005 (an increase as compared to 2004 which was 1.9% of the total workforce), or an increase from 1.0% in the early 1990's. Demographics of the labor force continue to indicate that the overall labor pool may shrink over the next 10 years, creating a shortage of qualified job candidates, especially for certain professional workers. This shortage increases the need for companies to continue to use the services of full service staffing firms like AAMPRO within the staffing industry. According to Deutsche Bank Securities, Inc., the 10-year average growth rate for the North American staffing industry was estimated at 7.6%, in prior years and remains strong.

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

Employees

      As of December 31, 2005, the Company employed 9 full-time corporate, administrative, staffing, and sales employees and 223 full-time outsourced worksite employees. The Company is currently hiring principally in the sales and marketing areas.

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

Item 2: Properties

Our executive office consists of approximately 5,300 square feet of office space in Bridgewater, NJ that also houses our AAMPRO, Inc., AAMPRO PAY LLC, and AAMPRO Staffing Concepts, Inc. This facility is leased pursuant to a lease expiring October 2008. The monthly rent is currently $6,460, and our leased space is still sufficient to cover future growth. AAMPRO believes that its current facilities are adequate for the purposes for which they are intended and that they provide sufficient capacity to accommodate AAMPRO's short-term expansion plan. AAMPRO will continue to evaluate the need for additional facilities based on the rate of growth in worksite employees, the geographic distribution of the worksite employee base and AAMPRO's long-term service delivery requirements.

Item 3: Legal Proceedings

In August 2003, Corporate and Shareholder Solutions, Inc. (CSS) and its major shareholder filed a suit against the Company, Professional Employer Services, Inc. d/b/a AAMPRO, Inc. and an officer of the Company in the Superior Court of New Jersey, Chancery Division, Hunterdon Country alleging, three causes of action each related to the reverse acquisition transaction between the Company and AAMPRO, Inc., inter alia, (a) seeking a rescission of the majority shareholder of CSS as a director and officer of the Company, rescinding the appointment of an officer of the Company as President and Chief Executive Officer, ordering return of the shares issued to the Company, and reestablishing the majority shareholder of CSS, as President CEO and director of the Company,
(b) seeking damages in the amount of $85,000, and (c) seeking punitive damages. Management denied all allegations, and filed counterclaims in an amount in excess of $5,000,000.

In March 2005, there was a settlement reached in this action, which is subject to formal approval by the Court and will not be effective until such approval is received. The pending settlement will include the release of all claims by all parties, the reverse of the prior acquisition transaction between the parties, and the spin-off of all assets and liabilities of the AAMPRO Group, Inc. and its related subsidiaries to its shareholder into multiple publicly traded entities. The Court approved the settlement in August 2005, and the Company is proceeding forward with the legal filings needed to implement the settlement.

In January 2006, subsequent to the execution of the settlement agreement and Court approval, the U.S. Department of Justice seized the AAMPRO shares held by the majority shareholder and officer of the Company (AAMPRO Shareholder) along with other personal assets in connection with a judgment dating back to July 2003. The 2003 judgment involved a personal tax lien related to a prior employer (not AAMPRO) of the current AAMPRO Shareholder dating back to December 1992. In April 2006, the U.S. Department of Justice directly notified certain AAMPRO shareholders about the judgment and seizure of the AAMPRO shares held by the AAMPRO Shareholder , and solicited the Company's shareholders to generate potential interest in purchasing the seized AAMPRO shares to settle the judgment. The AAMPRO Shareholder is in the process of negotiating a settlement of the judgment with the U.S. Department of Justice. The current seizure of the AAMPRO shares held by the AAMPRO Shareholder as a means to settle the outstanding judgment may make it difficult for the Company to fulfill the terms of the above mentioned settlement agreement, and may require a restructuring of the terms of the settlement. See Litigation Settlement Note in the Notes to the Company's Financial Statements.

Item 4: Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

      As of December 31, 2005, there were 325 stockholders of record. The Company believes that it has approximately 1,000 beneficial stockholders.

      The Company's common stock trades on the NASDAQ's Over-The-Counter Bulletin Board under the symbol: AAPO.

      The following table sets forth the range of high and low bid prices per share of common stock as provided by Commodity Systems, Inc. The quotations shown below reflect inter-dealer prices, without mark-up, markdown or commissions and may not present actual transactions.

                                            Common Stock
                                          High          Low
                                      --------------------------
Quarter ended:
March 31, 2004                            0.040        0.020
June 30, 2004                             0.025        0.008
September 30, 2004                        0.020        0.008
December 31, 2004                         0.015        0.008
March 31, 2005                            0.015        0.008
June 30, 2005                             0.009        0.006
September 30, 2005                        0.013        0.005
December 31, 2005                         0.0085       0.005

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

      The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for each of the years in the two-year period ended December 31, 2005.

                                                      Years ended December 31,

                                                         2005           2004
                                                      ---------      ---------
Percentage of sales:

Revenues, net                                             100.0%         100.0%
Cost of sales                                              62.2%          82.3%
                                                      ---------      ---------
Gross profit                                               37.8%          17.7%

General and administrative                                 81.3%          84.9%

Total operating expenses                                   83.6%         130.2%

Loss from operations                                      (45.7%)       (112.5%)

Other (expense) income, net                                (8.3%)         (4.7%)

Loss before income taxes                                  (54.0%)       (117.2%)

Income taxes/benefits                                        --             --
                                                      ---------      ---------
Net(loss)                                                 (54.0%)       (117.2%)
                                                      =========      =========

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

The Company's overall net revenues increased from $1,440,550 in 2004 to $1,810,576 for the year ended December 31, 2005. Revenues for 2005 were derived from compensation of worksite employees, along with revenues generated from the staffing and the payroll divisions for all quarters. All revenues in 2004 were from compensation of worksite employees generated from the AAMPRO, Inc. subsidiary for the full year, and included revenues for the staffing and payroll divisions for the last quarter of the year. Gross revenues from worksite employees decreased from $14,900,000 in 2004 to $11,500,000 in 2005 as a result in the decline in the number of clients and employees serviced by this segment. Net revenues from worksite employees decreased from $1,322,993 in 2004 to $1,025,237 in 2005. Staffing revenues increased from $113,664 in 2004 to $556,370 in 2005, and payroll processing revenues increased from $3,913 in 2004 to $228,969 in 2005, primarily due to the inclusion of a full year of operations for these two segments in 2005, as compared to only the last quarter of operations in 2004.

COST OF REVENUES AND GROSS MARGIN

      AAMPRO's cost of revenues is composed primarily of:

      o     Client and Client Employee Payrolls
      o     Benefits Premium and Administration
      o     Federal and State Income Tax and Payroll Tax

      Cost of revenues, as a percentage of net revenues increased from 82.3% in 2004 to 62.2% in 2005 primarily due to decrease in worksite employee revenues and costs, offset by the inclusion of higher margin revenues from staffing and payroll processing segments for the full year in 2005 as compared to for only the last quarter in 2004.

OPERATING EXPENSES

                                    2005                2004
                                 -----------         -----------
General, sell
  and administrative             $ 1,472,217         $ 1,517,044

Percentage of net sales                 81.3%               84.9%

      General, selling and administrative expenses are comprised principally of stock based compensation (in terms of shares and options issued in lieu of consulting fees) as well as salaries and benefits of administrative personnel, fees for professional services and facilities. General, selling and administrative expenses decreased from $1,517,044 in 2004 to $1,472,217 in 2005, resulting primarily from the decline in stock based compensation and general cost containment. Stock based compensation was $84,250 in 2005 as compared to $239,950 in 2004, or a general decrease of $155,700 as a result of the decrease in the number and amount of officers, employees and consultants receiving stock based compensation. In 2004, the Company paid consultants primarily through non-cash resources such as through the issuance of stock and/or stock options, which preserved cash flow, but resulted in the recognition of stock based compensation in the statement of operations.

INCOME TAXES

The Company is in a net operating loss position. No provision for income taxes has been provided in either 2004 or 2005 as the Company generated losses in those years.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities during 2005 was $11,929 as compared to net cash provided by operations of $24,651 in 2004, or a net increase of $36,580, primarily attributed to increases in the impairment costs related to certain asset write offs, increases to receivables and other assets, offset by increases in (net) liabilities.

      Net cash used in investing activities in 2005 was $4,945 as compared to $5,646 in 2004, or decrease of $701, attributed to the decrease in the purchase of equipment.

      Net cash used by financing activities in 2005 was $21,373 as compared to $38,558 in 2004, or a decrease of $17,185. The decrease from 2004 to 2005 was primarily due to payments on notes payable in 2005, as compared to the proceeds received from the sale of common stock, offset by payments on notes receivable and a note payable in 2004.

      The Company's capital requirements are dependent on several factors, including marketing, acquisitions, and professional fees and consulting expenses. At December 31, 2005, the Company had cash and cash equivalents totaling $88,612 as compared to $126,859 at December 31, 2004. The 2005 working capital shortfall of current assets in excess of current liabilities was $3,226,623 as compared to $2,477,078 at December 31, 2004, primarily due to health benefit and payroll liabilities of $3,383,482 as of December 31,2005. Although the Company's working capital is currently in a shortfall position, we believe that our current cash and cash equivalents along with cash to be generated by existing and new business operations in 2006 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next fiscal year.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition and Returns

Item 7: Financial Statements


Index to Item 7: Financial Statements                                       Page
-------------------------------------                                       ----
Report of Independent Registered Public Accounting Firm                     F-1
Consolidated Balance Sheet                                                  F-2
Consolidated Statements of Operations                                       F-3
Consolidated Statements of Stockholders' Deficit                            F-4
Consolidated Statements of Cash Flows                                       F-5
Notes to Consolidated Financial Statements                                  F-6

                     Bagell, Josephs, Levine & Company, LLC
                200 Haddonfield Berlin Road, Gibbsboro, NJ 08026
                       Tel: 856.346.2628 Fax: 856.346.2882


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and stockholders'
AAMPRO Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of AAMPRO Group, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAMPRO Group, Inc. and Subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for December 31, 2005 and 2004 have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has sustained operating loses and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's operating and financing plans in regard to these matters are also discussed in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
Gibbsboro, New Jersey
April 21, 2006

                       AAMPRO Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2005

                                     Assets

Current Assets
     Cash                                                           $      88,612
     Accounts receivable, net of allowance of $185,236                    403,730
     Other current assets                                                  85,041
                                                                    -------------
        Total Current Assets                                              577,383

Customer lists, net of accumulated amortization of $527,800                59,800
Property and equipment                                                     18,683
                                                                    -------------
        Total Assets                                                      655,866
                                                                    =============

                     Liabilities and Stockholders' (Deficit)

Current Liabilities
     Accounts payable                                                     132,835
     Accrued expenses                                                     202,149
     Health benefits payable                                              971,731
     Payroll taxes payable                                              2,411,751
     Installment notes payable                                             29,705
     Client deposits                                                       85,805
                                                                    -------------
        Total Current Liabilities                                       3,833,976
                                                                    -------------

Stockholders'  (Deficit)
     Common stock, no par value, 300 million shares authorized,
       53,452,860 issued and outstanding                                   53,453
     Additional paid-in capital                                         2,018,507
     Accumulated (deficit)                                             (5,250,070)
                                                                    -------------

        Total Stockholders' (Deficit)                                  (3,178,110)
                                                                    -------------

        Total Liabilities and Stockholders'  (Deficit)              $     655,866
                                                                    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                            Years Ended December 31,
                                                       --------------------------------
                                                            2005              2004
                                                       --------------    --------------
Revenues
Employee leasing revenue                               $    1,025,237    $    1,322,993
Staffing revenue                                              556,370           113,644
Payroll processing revenue                                    228,969             3,913
                                                       --------------    --------------
        Total Revenue                                       1,810,576         1,440,550

Cost of Services                                            1,125,362         1,185,815
                                                       --------------    --------------

Gross Profit                                                  685,214           254,735
                                                       --------------    --------------

Operating Expenses
     General, selling and administrative expenses           1,472,217         1,517,044
     Depreciation                                              21,919            27,835
     Reserve for uncollectible note receivable                     --           299,595
     Amortization                                              18,850            31,525
                                                       --------------    --------------
        Total Operating Expenses                            1,512,986         1,875,999
                                                       --------------    --------------

Loss From Operations                                         (827,772)       (1,621,264)
                                                       --------------    --------------

Other Income (Expense)
     Interest income                                              777             1,663
     Interest expense                                         (50,699)           (9,611)
     Impairment of customer list                             (100,750)          (59,800)
                                                       --------------    --------------

        Total Other Income (Expense)                         (150,672)          (67,748)
                                                       --------------    --------------

Loss Before Income Taxes                                     (978,444)       (1,689,012)

Income Taxes                                                       --                --
                                                       --------------    --------------

Net Loss                                               $     (978,444)   $   (1,689,012)
                                                       ==============    ==============

Loss Per Share (Basic and Diluted)                     $        (0.02)   $        (0.03)
                                                       ==============    ==============

Weighted Average Number of Common Shares Outstanding       53,380,942        52,746,177
                                                       ==============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                       AAMPRO Group, Inc. and Subsidiaries
                Consolidated Statement of Stockholders' (Deficit)

                                                            Common Stock
                                                     ----------------------------    Additional
                                                      Number of                        Paid In        Accumulated
                                                        Shares          Amount         Capital         (Deficit)        Total
                                                     ------------    ------------    ------------    ------------    ------------
Balance, January 1, 2004                               49,999,989    $     50,000    $  1,642,331    $ (2,582,614)   $   (890,283)

Issuance of common stock for cash                       2,000,000           2,000          45,000              --          47,000

Return of shares issued for investment in
  Cross Capital                                          (897,129)           (897)        (66,174)             --         (67,071)

Issuance of shares for investment in Jason
  Hawk Industries                                       1,250,000           1,250          48,750              --          50,000

Options issued for consulting services                         --              --         239,950              --         239,950

Issuance of shares for investment in SK Realty            750,000             750          21,750              --          22,500

Net loss for the year ended December 31, 2004                  --              --              --      (1,689,012)     (1,689,012)
                                                     ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2004                             53,102,860          53,103       1,931,607      (4,271,626)     (2,286,916)

Options issued for consulting services                         --              --          84,250              --          84,250

Issuance of common stock for cash                         350,000             350           2,650              --           3,000

Net loss for year ended December 31, 2005                      --              --              --        (948,474)       (948,474)
                                                     ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2005                             53,452,860    $     53,453    $  2,018,507    $ (5,220,100)   $ (3,148,140)
                                                     ============    ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                       AAMPRO Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                    Years Ended December 31,
                                                                                  ----------------------------
                                                                                      2005            2004
                                                                                  ------------    ------------
Cash Flows From Operating Activities
     Net Loss                                                                     $   (948,444)   $ (1,689,012)
     Adjustments to Reconcile Net Loss to Net Cash Provided by Operations
        Bad debt expense                                                                    --          75,000
        Depreciation and amortization                                                   40,769          59,360
        Reserve for uncollectible note receivable                                           --         299,595
        Impairment of customer lists                                                   100,750          59,800
        Write-off of investment                                                             --          72,500
        Stock based compensation                                                        84,250         239,950
     Decrease (Increase) in Assets
        Accounts receivable                                                            (53,415)         53,995
        Other assets                                                                   (53,368)         (3,838)
     Increase (Decrease) in Liabilities
        Accounts payable and accrued expenses                                         (117,921)        (89,781)
        Health benefits payable                                                        (29,163)         38,379
        Payroll taxes payable                                                          954,867         916,989
        Client deposits                                                                  9,746          (8,286)
                                                                                  ------------    ------------
            Net Cash (Used in) Operating Activities                                    (11,929)         24,651
                                                                                  ------------    ------------
Cash Flows From Investing Activities
     Purchase of equipment                                                              (4,945)         (5,646)
                                                                                  ------------    ------------
            Net Cash (Used in) Investing Activities                                     (4,945)         (5,646)
                                                                                  ------------    ------------
Cash Flows From Financing Activities
     Cash paid for note receivable                                                          --         (57,656)
     Proceeds from sale of stock                                                         3,000          47,000
     Repayment of notes payable                                                        (24,373)        (27,902)
                                                                                  ------------    ------------
            Net Cash  (Used in) Financing Activities                                   (21,373)        (38,558)
                                                                                  ------------    ------------
Net (Decrease) in Cash                                                                 (38,247)        (19,553)
Cash at Beginning of Year                                                              126,859         146,412
                                                                                  ------------    ------------
Cash at End of Year                                                               $     88,612    $    126,859
                                                                                  ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the year for:
        Interest Expense                                                          $     50,699    $      9,611
                                                                                  ============    ============
        Income Taxes                                                              $         --    $         --
                                                                                  ============    ============

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Issuance of shares for investments in non-related companies                  $         --    $     72,500
                                                                                  ============    ============
     Return of shares issued for investment in non-related company                $         --    $     67,071
                                                                                  ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                       AAMPRO Group, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

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

            On September 29, 2003, the Company formed AAMPRO Pay, LLC (AAMPRO
            Pay). AAMPRO LLC was formed to engage in the service of payroll administration and services.

      Principles of Consolidation
            The consolidated financial statements include the accounts of AAMPRO Group, Inc. and its wholly owned subsidiaries, AAMPRO, Inc., AAMPRO Pay, LLC and AAMPRO Staffing Concepts, Inc. All significant intercompany balances and transactions have been eliminated.

      Allowance for Doubtful Accounts
            The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts is $185,236 as of December 31, 2005.

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

      Property and Equipment
            Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets: 3-5 years for computer equipment and software and 7 years for office furniture and equipment. Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred.

     Revenue Recognition
            As it pertains to the employee leasing division, the Company records net revenue in accordance with Emerging Issues Task Force Issue No. 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent". The Company records revenue as services are provided. The Company's revenues consist of administrative fees paid by its clients under Shared Employer Agreements, which are based upon each worksite employee's gross pay and a markup, computed as a percentage of the gross pay. The Company includes the component of its comprehensive service fees related to the gross pay of its worksite employees as revenue. In consideration for payment of such service fees, the Company agrees to pay the following direct costs associated with the worksite employees: (i) salaries and wages; (ii) employment-related taxes; and (iii) workers' compensation insurance premiums. The Company accounts for fees and the related direct costs using the accrual method. Under the accrual method, fees related to worksite employees with earned but unpaid wages at the end of each period are recognized as unbilled revenues and the related direct costs for such wages are accrued as a liability during the period in which wages are earned by the worksite employee. Subsequent to the end of each period, the related fees are billed. Gross billings for leased employees of $11.5 million and $14.9 million were recognized for the years ended December 31, 2005 and 2004, respectively, less worksite employee payroll costs of $9.7 and $13.5 million, respectively, for the same periods.

                       AAMPRO Group, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

      Revenue Recognition, Continued
            Revenues for services provided under staffing contracts are recognized as services are provided by the temporary, contract or leased employees. Revenue from direct placements or "fixed fee contracts" is recognized at the time the candidate begins the first full day after the completion of a 30-day contingency period. Revenue from permanent placements, which are also considered fixed fee contracts, is recognized at the time the candidate begins the first full day after the completion of a required amount of temporary hours as stipulated in the Temp to Perm contract. Revenues for payroll processing services are recognized when the service is performed.

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

      Advertising Costs
            Advertising costs are charged to operations when incurred. Advertising expense was $11,920 and $3,092 for the years ended December 31, 2005 and 2004 respectively.

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

      Concentrations of Credit Risk
            Financial instruments, which subject the Company to concentration of credit risk include cash and cash equivalents and account receivables. The Company maintains its cash and cash equivalents with major financial institutions selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits.

      Fair Value of Financial Instruments
            The Company includes fair value information in the notes to the consolidated financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

                       AAMPRO Group, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

            The Company will implement SFAS 123R in the first quarter of 2006 using the modified prospective method. This method requires us to record compensation expense for all awards we grant after the time of adoption and to recognize the unvested portion of previously granted awards that remain outstanding at the time of adoption as the requisite service is rendered. The compensation cost will be based on the grant date fair value of the equity award. As of the issuance of these financial statements, the Company has not determined the impact of the adoption SFAS 123R.

      Stock-Based Compensation
            The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the proforma effects on net income (loss) had the fair value of the options been expensed. The Company has expensed the estimated fair value of the stock options issued to employees. See Note 10.

            As required by Statement No. 123 the Company accounts for stock issued for services to non-employee by reference to the fair market value of the Company's stock on the date of issuance, as it is the more readily determinable value.

      Reclassifications
            Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 consolidated financial statement presentation. In addition, the Company reclassified $3,000 from additional paid-in capital to liability for stock to be issued (included in accounts payable) for cash received in 2004, for shares issued in 2005. This transaction had no effect on net income for the years ended December 31, 2004 and 2005.

NOTE 2 - CONCENTRATIONS OF BUSINESS AND CREDIT RISK

      At times throughout the year, the Company may maintain certain bank accounts in excess of FDIC insured limits.

      The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers

                       AAMPRO Group, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment, at cost, consists of the following at December 31, 2005:

            Computer equipment and software                         $    139,467
            Office furniture                                               4,500
                                                                    ------------
               Total                                                     143,967
            Less: accumulated depreciation                               125,284
                                                                    ------------
               Total                                                $     18,683
                                                                    ============

      Depreciation expense charged to operations amounted to $21,919 and $27,835 for the years ended December 31, 2005 and 2004, respectively.

NOTE 4 - CUSTOMER LISTS

      On April 1, 2001, the Company acquired a customer list from a vendor in exchange for the forgiveness of advances and the assumption of liabilities which net to $587,600. The customer list is being amortized on a straight-line basis over 10 years. Amortization expense was $18,850 for the year ended December 31, 2005 and $31,525 for the year ended December 31, 2004.

      During 2005 and 2004, the Company determined that, based on active customers at December 31, 2005 and 2004, the carrying amount of the above customer lists exceeded its fair value by $100,750 and $59,800, accordingly, an impairment loss of that amount was recognized and is included in other expenses.

NOTE 5 - EMPLOYEE BENEFIT PLANS

      Medical Benefit Plans

      The Company offers fully-insured medical benefits to employees. Participating employer customers may participate or opt to offer their own insurance coverage to employees.

      The Company had a self-insured plan that was a self-funded employee welfare benefit plan pursuant to the Employee Retirement Income Security Act of 1974, as amended. The plan administration was provided by a third party Claims Supervisor for claim form submissions, correspondence, benefit determinations, claim processing and disbursement preparation. The Company was protected against unanticipated catastrophic claims through an individual excess insurance risk policy. The Plan was discontinued January 1, 2005.

      Accrued Health Insurance Plan Claims as of December 31, 2005 amounted to $971,731, and consists of amounts due to providers based on claims filed as of December 31, 2004.

                       AAMPRO Group, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 6 - INSTALLMENT NOTES PAYABLE

      Installment notes payable is comprised of the following:

            Installment Notes

               Interest at 10.0% due in monthly installments
               of $1,033 including interest through May 2006.
               Secured by equipment.                                 $    23,220

               Interest at 10% due in monthly installments
               of $599 including interest through April 2006.
               Secured by software.                                        2,321

               Interest at 14.9% due in monthly installments
               of $864 including interest through June 2006.
               Secured by equipment.                                       4,164
                                                                     -----------

               Total                                                 $    29,705
                                                                     -----------

NOTE 7 - INCOME TAXES

      The provision for income taxes consists of the following:

                                                            December 31,
                                                      --------------------------
                                                          2005          2004
                                                      -----------    -----------
            Current
               Federal                                $        --    $        --
               State                                           --             --
                                                      -----------    -----------

                                                      $        --    $        --
                                                      ===========    ===========

      The components of the Company's deferred tax asset is as follows:

            Federal and State Net Operating Losses    $ 1,880,000
            Less:  Valuation Allowances                (1,880,000)
                                                      -----------
            Net Deferred Tax Assets                   $        --
                                                      ===========

                       AAMPRO Group, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 7 - INCOME TAXES, Continued

      The Company has net operating loss carryforwards for federal income tax purposes of approximately $4,700,000, which expires in 2023 and 2024. The Company has net operating loss carryforwards for state income tax purposes of approximately $4,800,000, which expire in 2010 and 2011.

      The differences between income tax provision in the financial statements and the tax benefit computed at the U.S. Federal statutory rate of 34% at December 31, 2001 are as follows:

                  Tax Benefit                           40%
                  Valuation Allowance                  (40)
                                                ----------
                  Effective Tax Rate                     0%
                                                ==========

NOTE 8 - OPERATING LEASE COMMITMENTS

      The Company leases certain office space under an operating lease. The lease expires October 31, 2008 and the monthly rent is $5,599. The Company will have minimum annual rental payments of $67,188 in years ending December 31, 2005 through 2007 and $55,990 in 2008.

      Rent expense for the years ended December 31, 2005 and 2004 was $50,387 and $80,130, respectively.

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

                       AAMPRO Group, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 9 - STOCK BASED COMPENSATION, Continued

      On April 10, 2003, the Company entered into an option agreement with an officer of the Company, whereby, the officer shall annually be granted 5,400,000 options to purchase the Company's common stock. The agreement between the Company and the officer expires on March 31, 2008. The options are fully vested when granted, have an exercise price equal to the fair market value of the Company's common stock on the date of each grant and a life of 10 years. On April 10, 2004 and 2005, the Company granted 5,400,000 options at an exercise price of $0.03 and $0.01, respectively.

      On April 10, 2003, the Company entered into an option agreement with an employee of the Company, whereby, the employee shall annually be granted 900,000 options to purchase the Company's common stock. The agreement between the Company and the employee expires on March 31, 2008. The options are fully vested when granted, have an exercise price equal to the fair market value of the Company's common stock on the date of each grant and a life of 10 years. On April 10, 2004 and 2005, the Company granted 900,000 options at an exercise price of $0.03 and $0.01, respectively.

      On April 10, 2003, the Company entered into a consulting agreement with a consultant of the Company, whereby, for services to be provided to the consultant shall annually be granted 2,550,000 options to purchase the Company's common stock. The agreement between the Company and the consultant expires on March 31, 2008. The options are fully vested when granted, have an exercise price equal to the fair market value of the Company's common stock on the date of grant and a life of 10 years. On April 10, 2004 and 2005, the consultant was granted 2,550,000 options at an exercise price of $0.03 and $0.01, respectively.

      The 2005 options granted have been valued at an aggregate value of $44,250.The fair value was determined as of the date of grant using the Black Scholes pricing model, based on the following assumptions; annual expected rate of return of 0%, annual volatility of 186% and a risk free interest rate of 4.14%.

      On September 19, 2005, the Company entered into an agreement with a consultant to issue to the consultant or its designee, 3 million common shares, warrants exercisable over a five year period to acquire up to 5 million shares based on a fair value exercise price on the date of issuance, and a stock right to purchase up to 5 million common shares of the Company within the next year at the fair value exercise price on the date of issuance. As of December 31, 2005, 3 million common shares have not been issued to the consultant. The Company has accrued $16,500 of consulting expense as of December 31, 2005, which represents the fair value of the three million shares on the date of the agreement. The securities (warrants and stock rights) issued to the consultant have been valued at $40,000. The total securities issued have been valued at an aggregate value of $56,500. The fair value was determined as of the date of grant using the Black Scholes pricing model, based on the following assumptions; annual expected rate of return of 0%, annual volatility of 141% and a risk free interest rate of 4.11%.

                       AAMPRO Group, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 9 - STOCK BASED COMPENSATION, Continued

      The following table summarizes stock options activity during 2005 and 2004:

                                                                    Weighted
                                                 Number of           Average
                                                  Options        Exercise Price
                                              --------------     --------------

      Options outstanding at
        January 1, 2004                            9,450,000     $         0.09
      Granted                                      8,850,000               0.03
      Exercised                                           --                 --
      Expired                                       (300,000)              0.12
                                              --------------     --------------
      Options outstanding at
        December 31, 2004                         18,000,000               0.05
      Granted                                      8,850,000               0.01
      Exercised                                           --                 --
      Expired                                       (300,000)               0.17
                                              --------------     --------------
      Options Outstanding at
      December 31, 2005                           26,550,000     $         0.07
                                              ==============     ==============

      The fair value of the options granted in 2005 was $84,250. The fair value was determined as of the date of grant using the Black Scholes pricing model, based on the following weighted average assumptions; annual expected rate of return of 0%, annual volatility of 140% and a risk free interest rate of 4.11%.

      The weighted average per share contractual remaining life of the options outstanding at December 31, 2005 were 6.5 years.

NOTE 10 - CAPITAL STOCK

      On February 18, 2004, the Company entered into a stock purchase agreement with an investor. Pursuant to the agreement, the investor received 2,000,000 newly issued shares of common stock of the Company and warrants to purchase 500,000 additional shares of common stock of the Company in exchange for $50,000. $12,900 of the proceeds has been allocated to the warrants. The warrants consist of a two-year option to purchase 250,000 shares of the Company's common stock for ten cents ($0.10) and another two-year option to purchase $250,000 shares of the Company's common stock for fifteen cents ($0.15). As of December 31, 2005 none of the warrants have been exercised.

                       AAMPRO Group, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                             December 2005 and 2004

NOTE 11 - INVESTMENTS

      Prior to the reverse acquisition between AAMPRO, Inc. and Trident Systems, International, Inc., in October 2002, Trident operated Telco Energy, Inc. (Telco Energy), a wholly owned oil and as subsidiary. Telco Energy is a total energy solution company involving fossil fuel extraction, collection and delivery systems. Pursuant to an agreement between the prior management of Trident and the management of Telco Energy, Trident's shareholders of record were entitled to receive a dividend of shares in Telco Energy. Shareholders of Trident (now AAMPRO Group, Inc.) of record as of March 31, 2003 are entitled to this dividend. AAMPRO shareholders of record shall receive one (1) share of Telco for every three (3) shares of AAMPRO. In addition, for every share of Telco received by AAMPRO shareholders, they will be vested with a right pursuant to a Rights Offering to acquire one (1) additional share of Telco Energy, Inc. for $1.50 per share. The CEO of AAMPRO has waived his right to receive the dividend in Telco shares according to the following distribution: 80% of the dividend to which he was otherwise entitled is to go to AAMPRO as a capital contribution and the remaining 20% is to be divided equally amongst the remaining shareholders of record as of March 31, 2003. No shares of Telco have been distributed as of December 31, 2005.

      In February 2004, the Company acquired a 10% interest in SK Realty Ventures in exchange for 750,000 shares of its common stock, and a 10% interest in Jason Hawk Industries, Inc. in exchange for 1,250,000 shares of its common stock. The aggregate value of these investments totaled $72,000. As of December 31, 2004, the Company decided to establish reserves for the full value of its investments that resulted in an impairment loss on investments of $72,000 to offset the previously recorded amounts in the Company's consolidated balance sheets.

NOTE 12 - SEGMENT INFORMATION

      The Company's consolidated financial statements include certain reportable segment information. These segments include AAMPRO, Inc., AAMPRO Pay LLC and AAMPRO Staffing, Inc. The Company evaluates the performance of these segments based upon multiple variables including revenues and profit or loss.

      The segment's profit and loss components and schedule of assets as of December 31, 2005 are as follows:

                                                     Employee       Payroll
                                      Leasing        Staffing      Processing       Total
                                    -----------    -----------    -----------    -----------
Cost of sales                       $   581,515    $   543,424    $       423    $ 1,125,362
General and administrative
  expenses                            1,040,110        132,834        299,273      1,472,217
Interest income                             604            172              1            777
Depreciation expense                     21,521            312             86         21,919
Provision for income tax                     --             --             --             --
Segment net (loss)                     (787,596)      (120,036)       (70,812)      (978,444)
Segment assets                      $   613,419    $    31,915    $    10,532    $   655,866

                       AAMPRO Group, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                             December 2005 and 2004

      The segment's profit and loss components and schedule of assets as of December 31, 2004 are as follows:

                                                     Employee       Payroll
                                      Leasing        Staffing      Processing       Total
                                    -----------    -----------    -----------    -----------
Cost of sales                       $ 1,072,366    $   109,536    $     3,913   $ 1,185,815
General and administrative
  expenses                            1,464,133         49,313             50     1,513,496
Interest expense                          7,200             --          2,411         9,611
Depreciation expense                     27,835             --             --        27,835
Selling expense                           3,548             --             --         3,548
Interest income                           1,653             10             --         1,663
Provision for income tax                     --             --             --            --
Segment net income (loss)            (1,644,835)       (45,195)         1,018    (1,689,012)
Segment assets                      $   736,321    $    29,668    $     7,915   $   773,904

NOTE 13 - LITIGATION SETTLEMENT

      In August 2003, Corporate and Shareholder Solutions, Inc. (CSS) and its major shareholder filed a suit against the Company, Professional Employer Services, Inc. d/b/a AAMPRO, Inc. and an officer of the Company in the Superior Court of New Jersey, Chancery Division, Hunterdon Country alleging, three causes of action each related to the reverse acquisition transaction between the Company and AAMPRO, Inc., inter alia, (a) seeking a rescission of the majority shareholder of CSS as a director and officer of the Company, rescinding the appointment of an officer of the Company as President and Chief Executive Officer, ordering return of the shares issued to the Company, and reestablishing the majority shareholder of CSS, as President CEO and director of the Company, (b) seeking damages in the amount of $85,000, and (c) seeking punitive damages. Management denied all allegations, and filed counterclaims in an amount in excess of $5,000,000.

      In March 2005, there was a settlement reached in this action, which is subject to formal approval by the Court and will not be effective until such approval is received. The pending settlement will include the release of all claims by all parties, the reverse of the prior acquisition transaction between the parties, and the spin-off of all assets and liabilities of the AAMPRO Group, Inc. and its related subsidiaries to its shareholder into multiple publicly traded entities. The Court approved the settlement in August 2005, and the Company is proceeding forward with the legal filings needed to implement the settlement.

      In January 2006, subsequent to the execution of the settlement agreement and Court approval, the U.S. Department of Justice seized the AAMPRO shares held by the majority shareholder and officer of the Company (AAMPRO Shareholder) along with other personal assets in connection with a judgment dating back to July 2003. The 2003 judgment involved a personal tax lien related to a prior employer (not AAMPRO) of the current AAMPRO Shareholder dating back to December 1992. In April 2006, the U.S. Department of Justice directly notified certain AAMPRO shareholders about the judgment and seizure of the AAMPRO shares held by the AAMPRO Shareholder, and solicited the Company's shareholders to generate potential interest in purchasing the seized AAMPRO shares to settle the judgment. The AAMPRO Shareholder is in the process of negotiating a settlement of the judgment with the U.S. Department of Justice. The current seizure of the AAMPRO shares held by the AAMPRO Shareholder as a means to settle the outstanding judgment may make it difficult for the Company to fulfill the terms of the above mentioned settlement agreement, and may require a restructuring of the terms of the settlement.

                       AAMPRO Group, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                             December 2005 and 2004

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

NOTE 15- EARNINGS PER SHARE OF COMMON STOCK

      Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at December 31, 2005 and 2004 when the Company reported a loss because to do so would be anti-dilutive for periods presented.

      The following is a reconciliation of the computation for basic and diluted EPS for the years ended December 31: 2005 2004

      Net Loss                                  $  (978,444)       $(1,689,012)

      Weighted-average common shares
      outstanding (Basic)                        53,380,942         52,746,177

      Weighted-average common shares
      outstanding (Diluted)                      53,380,942         52,746,177

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

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the report, and, based on their evaluation, the Company's Chief Executive Officer has concluded that these controls and procedures were effective. There were no significant changes in the Company's internal controls over financial reporting identified in connection with an evaluation thereof that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over fiscal reporting.

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

PART III

Item 9: Directors and Executive Officers of the Registrant

The following table sets forth the names and positions of our directors and executive officers:

Name                            Age     Position
----                            ---     --------
Stephen L. Farkas               60      Chairman, CEO, CFO and Director
Terri Munkirs                   57      President of AAMPRO Pay, LLC
Joanne Widitz                   62      Vice President Administration

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

On March 15, 2005, the Company adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term "Code of Ethics" means written standards that are reasonably designed to deter wrongdoing and to promote: Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the SEC and in other public communications made by the Company; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and, accountability for adherence to the code. A copy of the Code of Ethics can be found as Exhibit 99 to our Form 10-KSB for 2004.

Item 10: Executive Compensation

COMPENSATION SUMMARY

      The following table sets forth the compensation earned by our Chief Executive Officer and all our other executive officers who earned in excess of $100,000 in salary and bonus (collectively the "Named Executives") for services rendered to us during the fiscal year.

SUMMARY COMPENSATION TABLE (1)

                                                                        Long term compensation
                                                                        Number of securities
Name and Position                                 Year      Salary      Underlying options (2)
-----------------                                 ----      ------      ----------------------
Stephen Farkas, CEO                               2005     $109,200           $189,972
Joanne Widitz, VP Administration                  2005       55,000           $     --
Terry Munkirs, President of AAMPRO Pay, LLC       2005     $109,200           $ 36,527

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

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2004

                     Number of
                     Securities        Percent of
                     Underlying       Total Options        Exercise
                      Options          Granted to         Price Per         Expiration
    Name              Granted         Employees In          Share              Date
--------------     --------------    ---------------    --------------    --------------
Stephen Farkas          5,400,000                 86%            $0.03           4/10/11
Terri Munkirs             900,000                 14%            $0.03           4/10/11

OPTION EXERCISES AND YEAR-END OPTION VALUES

                                                              Number of Securities
                                                             Underlying Unexercised
                                                              Options at FY-End (#)
                                                        --------------------------------
                       Shares
                     Acquired on         Value
    Name              Exercise          Realized          Exercisable      Unexercisable
--------------     --------------    ---------------    --------------    --------------
Stephen Farkas                 --                 --        10,800,000                --
Terri Munkirs                  --                 --         1,800,000                --

                                                               Value of Unexercised
                                                               In-the-Month Options
                                                                  At FY-End ($)
                                                        --------------------------------


    Name                                                  Exercisable      Unexercisable
--------------                                          --------------    --------------
Stephen Farkas                                                      --                --
Terri Munkirs                                                       --                --

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

Item 11: Security Ownership of Certain Beneficial Owners and Management

      The following tables shows all directors and officers of the Company and all persons known to the Company to be the beneficial owner of more than five percent of the Company's common stock as of December 31, 2005

                                          Amount and Nature
                                            of Beneficial       Percent of
Name of Beneficial Owner                      Ownership            Class
------------------------                   ---------------    ---------------

EXECUTIVE OFFICERS AND DIRECTORS

Stephen Farkas                                  29,046,000               58.0%
Terri Munkirs                                      216,000                 <1%
Joanne Widitz                                       30,000                 <1%
                                           ---------------    ---------------
All directors and executive
officers as a group                             29,292,000                 59%

OTHER 5% STOCKHOLDERS

None                                                  None
                                           ---------------    ---------------
All directors, executive officers and
5% stockholders as a group                      29,292,000                 59%

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

2.    Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

-----------------------
Exhibit        Contents
-----------------------
31.1           Certification of Chief Executive Officer and Chief Financial
               Officer, as required by Rule 13a-14(a) of the Securities Exchange
               Act of 1934
32.1           Certification of Chief Executive Officer and Chief Financial
               Officer, as required by Rule 13a-14(b) of the Securities Exchange
               Act of 1934

3.    Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT AND NON-AUDIT FEES

The following presents fees for professional audit services rendered by Bagell, Josephs, Levine and Company for the audit of the Company's annual financial statements for 2005 and 2004 and billed for other services rendered by Bagell, Josephs, Levine and Company.

                                                    2005             2004
                                                 ----------       ----------

      Audit fees, including fees paid in 2005
      for services performed in 2006 and
      excluding audit related fees               $   19,592       $   17,185

      All other fees                                     --               --

      Audit related                                      --               --

      Other non-audit                                    --               --

      Services                                           --               --

      Total all other fees                               --               --
                                                 ----------       ----------
      Total                                      $   19,592       $   17,185
                                                 ----------       ----------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAMPRO GROUP, INC.

(Registrant)


By /s/ Stephen Farkas
   ---------------------------------
   (Stephen Farkas, Chief Executive
   Officer, Chief Financial Officer,
   President and Director)

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

--------------------------------------------------------------------------------
Signature                        Title                           Date
--------------------------------------------------------------------------------


/s/ Stephen Farkas               Chief Executive Officer,        April 27, 2006
-------------------------        Chief Financial Officer
(Stephen Farkas)                 President and Director
--------------------------------------------------------------------------------

EXHIBIT INDEX

Exhibit No.    Description of Exhibit
-------------------------------------

Exhibit        Contents

31.1 Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1 Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934