Form 10QSB
period 2006-03-31
Trident Systems International/AAMPRO
filed 2006-05-19
CIK 1116139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006


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

Indicate by mark |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES |X|       NO |_|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). YES |_|       NO |X|

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Number of shares outstanding of each of the registrant's classes of common stock as of May 17, 2006: 53,452,860

Item 1 - Financial Statements

                       AAMPRO Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 March 31, 2006

Assets
Current Assets
     Cash                                                                     $   319,894
     Accounts receivable, net of allowance of $186,051                            316,957
     Other current assets                                                          50,694
                                                                              -----------
         Total Current Assets                                                     687,545

Customer lists, net                                                                59,800
Property and equipment, net                                                        16,043
                                                                              -----------
         Total Assets                                                             763,388
                                                                              ===========

Liabilities and Stockholders'  (Deficit)
Current Liabilities
     Accounts payable and accrued expenses                                        362,519
     Health benefits payable                                                      969,783
     Payroll taxes payable                                                      2,678,184
     Installment notes payable                                                     23,822
     Client deposits                                                               85,405
                                                                              -----------
         Total Current Liabilities                                              4,119,713
                                                                              -----------


Stockholders'  (Deficit)
     Preferred stock Series A, convertible, no par value, 10,000,000 shares
authorized, 0 shares issued and outstanding                                            --
     Common stock, $.001, 300 million shares authorized, 53,452,860
         issued and outstanding                                                    53,453
     Additional paid-in capital                                                 2,018,507
     Accumulated (deficit)                                                     (5,428,285)
                                                                              -----------
                                                                               (3,356,325)
         Total Stockholders'  (Deficit)
                                                                              -----------

         Total Liabilities and Stockholders'  (Deficit)                       $   763,388
                                                                              ===========

See notes to the condensed consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations

                                                      Three Months Ended
                                                           March 31,
                                                -------------------------------
                                                    2006                2005
                                                ------------       ------------
Revenues
Employee leasing revenue                        $    234,708       $    323,089
Staffing Revenue                                     156,432            161,937
Payroll Processing Revenue                            59,240             52,770
                                                ------------       ------------
                                                     450,380            537,796
     Total Revenue

Cost of Revenues                                     294,059            300,290
                                                ------------       ------------

Gross Profit                                         156,321            237,506
                                                ------------       ------------

Operating Expenses
     General and administrative expenses             323,786            300,747
     Depreciation                                      2,640              4,818
     Amortization                                         --              2,600
                                                ------------       ------------
         Total Operating Expenses                    326,426            308,165
                                                ------------       ------------
Loss From Operations                                (170,105)           (70,659)
                                                ------------       ------------

Other Income (Expense)
     Interest income                                      49              2,020
     Interest expense                                 (8,157)            (6,573)
                                                ------------       ------------
         Total Other Income (Expense)                 (8,108)            (6,553)
                                                ------------       ------------
                                                    (178,213)           (77,212)
Loss Before Income Taxes
Income Taxes                                              --                 --
                                                ------------       ------------
Net Loss                                        $   (178,213)      $    (77,212)
                                                ============       ============

Loss Per Share                                  $      (0.00)      $      (0.00)
                                                ============       ============

Weighted Average Number of Common
     Shares Outstanding                           53,452,860         53,102,860

See notes to the condensed consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                  ---------------------------
                                                                                      2006           2005
                                                                                  -----------     -----------
Cash Flows From Operating Activities
    Net Loss                                                                      $  (178,213)    $   (77,212)
    Adjustments to Reconcile Net Loss to Net Cash Used in Operations
        Depreciation and amortization                                                   2,640           9,106
    (Increase) Decrease in Assets
        Accounts receivable                                                            86,773        (120,951)
        Other assets                                                                   34,347         (12,939)
    Increase (Decrease) in Liabilities
        Accounts payable and accrued expenses                                          27,533         169,012
        Health benefits payable                                                        (1,948)        (15,432)
        Payroll taxes payable                                                         266,433         136,920
        Client deposits                                                                  (400)          1,800
                                                                                  -----------     -----------
           Net Cash Provided by Operating Activities                                  237,165          90,304
                                                                                  -----------     -----------
Cash Flows From Investing Activities
        Purchase of equipment                                                              --          (1,558)
                                                                                  -----------     -----------
           Net Cash (Used in) Investing Activities                                         --          (1,558)
                                                                                  -----------     -----------
 Cash Flows From Financing Activities
         Repayments of long-term debt                                                  (5,883)         (6,636)
                                                                                  -----------     -----------
           Net Cash (Used in) Financing Activities                                     (5,883)         (6,636)
                                                                                  -----------     -----------
Net Increase in Cash                                                                  231,282          82,110
Cash at Beginning of Period                                                            88,612         126,859
                                                                                  -----------     -----------
Cash at End of Period                                                             $   319,894     $   208,969
                                                                                  -----------     -----------

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION  Cash paid during the period for:
        Interest Expense                                                          $     8,157     $     6,553
                                                                                  ===========     ===========
        Income Taxes                                                              $        --     $        --
                                                                                  ===========     ===========

  See notes to the condensed consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
                 For the Three Month Period Ended March 31, 2006
                                   (Unaudited)

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

LITIGATION

      In August 2003, Corporate and Shareholder Solutions, Inc. (CSS) and its major shareholder filed a suit against the Company, Professional Employer Services, Inc. d/b/a AAMPRO, Inc. and an officer of the Company in the Superior Court of New Jersey, Chancery Division, Hunterdon County alleging, three causes of action each related to the reverse acquisition transaction between the Company and AAMPRO, Inc., inter alia, (a) seeking a rescission of the majority shareholder of CSS as a director and officer of the Company, rescinding the appointment of an officer of the Company as President and Chief Executive Officer, ordering return of the shares issued to the Company, and reestablishing the majority shareholder of CSS, as President CEO and Director of the Company, (b) seeking damages in the amount of $85,000, and (c) seeking punitive damages. Management denied all allegations, and filed counterclaims in an amount in excess of $5,000,000.

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

      In January 2006, subsequent to the execution of the settlement agreement and Court approval, the U. S. Department of Justice seized the AAMPRO shares held by the majority shareholder and officer of the Company (AAMPRO Shareholder) along with other personal assets in connection with a judgment dating back to July 2003. The 2003 judgment involved a personal tax lien related to a prior employer (not AAMPRO) of the current AAMPRO Shareholder dating back to December 1992. In April 2006, the U. S. Department of Justice directly notified certain AAMPRO shareholders about the judgment and seizure of the AAMPRO shares held by the AAMPRO
      Shareholder, and solicited the Company's shareholders to generate potential interest in purchasing the seized AAMPRO shares to settle the judgment. The AAMPRO Shareholder is in the process of negotiating a settlement of the judgment with the U. S. Department of Justice. The current seizure of the AAMPRO shares held by the AAMPRO Shareholder as a means to settle the outstanding judgment may make it difficult for the Company to fulfill the terms of the above mentioned settlement agreement, and may require a restructuring of the terms of the settlement.

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

      Management of the Company believes that its current cash and cash equivalents along with cash to be generated by existing and new business operations in 2006 and beyond, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next year.

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

NET REVENUES

Overall consolidated net revenues for the three months ended March 31, decreased $87,416 from $537,796 in 2005 to $450,380 in 2006. The net revenues for the first  quarter  of 2005  and  2006  included  revenues  from  contract  worksite employees along with staffing and payroll administration services. The net decreases were primarily attributable to ceasing to provide services for certain customers, partially offset by new revenues from staffing and payroll administration services in 2006. Gross revenues for the contract worksite employee for the three months ended March 31, declined by approximately from $2,900,000 in 2005 to $2,500,000 in 2006 on costs of $2,600,000 in 2005 and
$2,300,000 in 2006 for the first quarters. Revenues for staffing decreased approximately $5,505 from $161,937 for the first quarter of 2005 to $156,432 in 2006, while revenues from payroll administration services increased by $6,470 for the first quarter from $52,770 in 2005 to $59,240 in 2006 due to revenues generated for year end reporting requirements that were performed and billed during the quarter.

COST OF REVENUES AND GROSS PROFIT

The Company's cost of revenues is composed primarily of: contract worksite employee costs, staffing and payroll administration costs, benefits, and taxes. Cost of revenues decreased by $6,231, from $300,290 in 2005 to $ 294,059 in 2006 as a result of the corresponding reductions in revenues attributed to the cessation of providing services to certain clients, offset by the increased costs for the leasing, staffing and payroll administration services.

The Company has strategically evaluated the overall 2006 operations, and the profitability of providing services to its clients, and has decided to cease doing business with several unprofitable clients in order to streamline its client base, and better focus its overall operations. Gross profit decreased by $81,185 from $237,506 in 2005 to $156,321in 2006 as a result of the elimination of certain clients in 2006. The Company continues to expand its operations with a focus on providing quality services with higher profitability.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, increased $18,261, from $308,165 in 2005 to $326,426 in 2006 due to increased costs associated with the payroll and professional fees, partially offset by the continuation of the Company's cost containment program.

NET LOSS

The net loss for the three months ended March 31, increased by $101,001, from a loss of $77,212 in 2005 to $178,213 in 2006.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company had cash and cash equivalents totaling $319,894 compared to $208,969 at March 31, 2005 or an increase of $110,925. Net cash provided by operating activities during the three months ended March 31, 2006 was $237,165 as compared with $90,304 used by operating activities in 2005, or an increase in net cash by $146,861 resulting from decreases in trade receivables, other assets, offset by increases in payables and tax liabilities. The Company's capital requirements are dependent on several factors, including marketing, acquisitions, and professional fees and consulting expenses.

Management of the Company believes that its current cash and cash equivalents along with cash to be generated by existing and new business operations in 2006 and beyond will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next year.

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

Revenue for services provided under staffing contracts are recognized as services are provided by the temporary, contract or leased employees. Revenue from direct placements or "fixed fee contracts" is recognized at the time the candidate begins the first full day after the completion of a 30-day contingency period. Revenue from permanent placements, which are also considered fixed fee contracts, is recognized at the time the candidate begins the first full day after the completion of a required amount of temporary hours as stipulated in the Temp to Perm contract.

Revenue for payroll processing services are recognized when the service is performed based on a fixed amount fee processing period.

Item 3: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer concluded that as of March 31, 2006, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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