Form 10QSB
period 2006-06-30
Trident Systems International/AAMPRO
filed 2006-08-21
CIK 1116139

T UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006


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

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. Number of shares outstanding of each of the registrant's classes of common stock as of August 18, 2006: 53,452,860

Item 1 - Financial Statements

                       AAMPRO Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                                  June 30, 2006




Assets
Current Assets
   Cash                                                               $  106,257
   Accounts receivable, net of allowance of $185,236                     351,071
   Other current assets                                                   30,583
                                                                      ----------
      Total Current Assets                                               487,911
                                                                      ----------


Customer lists, net                                                       59,800
Property and equipment, net                                               13,403
                                                                      ----------
      Total Assets                                                    $  561,114
                                                                      ==========

Liabilities and Stockholders' Deficit
Current Liabilities
   Accounts payable and accrued expenses                              $  330,391
   Health benefits payable                                               969,980
   Payroll taxes payable                                               2,728,434
   Current maturities of long-term debt                                   21,535
   Client deposits                                                        85,405
                                                                      ----------
      Total Current Liabilities                                        4,135,745
                                                                      ----------

Stockholders' Deficit
   Preferred stock Series A, convertible, no par value,
     10,000,000 shares authorized, 0 shares issued and
     outstanding
   Common stock, $.001 par value, 300,000,000 shares authorized,
     53,452,860 issued and outstanding                                    53,453
   Additional paid-in capital                                          2,080,457
   Accumulated (deficit)                                              (5,708,541
                                                                      ----------

      Total Stockholders' Deficit                                     (3,574,631
                                                                      ----------

      Total Liabilities and Stockholders' Deficit                     $  561,114
                                                                      ==========



           See notes to the condensed consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                       Three Months Ended             Six Months Ended
                                            June 30,                      June 30,
                                   ---------------------------   ---------------------------
                                       2006            2005          2006           2005
                                   ------------   ------------   ------------   ------------
Net Revenue                        $    250,560   $    500,501   $    485,268   $  1,018,640
Staffing Revenue                        166,281         85,202        322,713        247,139
Payroll Processing Revenue               62,085         67,847        121,325        120,617
                                   ------------   ------------   ------------   ------------

                                        478,926        653,550        929,306      1,386,396
   Total Revenue

Cost of Revenues                        346,964        566,071        641,023      1,061,411
                                   ------------   ------------   ------------   ------------

Gross Profit                            131,962         87,479        288,283        324,985
                                   ------------   ------------   ------------   ------------

Operating Expenses
   General and administrative           345,487        352,412        669,380        653,159
expenses
   Stock based compensation              61,950         44,250         61,950         44,250
   Depreciation                           2,533          5,124          5,066          9,942
   Amortization                              --          6,500             --          9,100
                                   ------------   ------------   ------------   ------------
      Total Operating Expenses          409,970        408,286        736,396        716,451
                                   ------------   ------------   ------------   ------------
Loss From Operations                   (278,008)      (320,807)      (448,113)      (391,466)
                                   ------------   ------------   ------------   ------------

Other Income (Expense)
   Interest income                           48             12             97             32
   Interest expense                      (2,298)        (1,139)       (10,455)        (7,712)
                                   ------------   ------------   ------------   ------------
      Total Other (Expense)              (2,250)        (1,127)       (10,358)        (7,680)
                                   ------------   ------------   ------------   ------------
                                       (280,258)      (321,934)      (458,471)      (399,146)
Loss Before Income Taxes
Income Taxes                                 --             --             --             --
                                   ------------   ------------   ------------   ------------
Net Loss                           $   (280,258)  $(321,934) $       (458,471)  $   (399,146)
                                   ------------   ------------   ------------   ------------

Loss Per Basic and Diluted Share   $      (0.01)  $      (0.01)  $      (0.01)  $      (0.01)
                                   ------------   ------------   ------------   ------------


Weighted Average Number of Common
   Shares Outstanding                53,452,860     53,102,860     53,452,860     53,102,860
                                   ------------   ------------   ------------   ------------


           See notes to the condensed consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                            2006        2005
                                                          ---------   ---------
Cash Flows From Operating Activities
   Net Loss                                               $(458,471)  $(399,146)
   Adjustments to Reconcile Net Loss to Net Cash
    Used in Operations
      Depreciation and amortization                           5,066      19,042
      Allowance for bad debt                                     --      (6,941)
      Stock based compensation                               61,950      44,250
   Decrease (Increase) in Assets
      Accounts receivable                                    52,659    (197,331)
      Other current assets                                   54,458      (9,855)
   Increase (Decrease) in Liabilities
      Accounts payable and accrued expenses                  (4,657)    134,559
      Health benefits payable                                (1,751)    (16,931)
      Payroll taxes payable                                 316,961     480,586
      Client deposits                                          (400)      9,000
                                                          ---------   ---------
       Net Cash Provided by Operating Activities             25,815      57,233
                                                          ---------   ---------
Cash Flows From Investing Activities
      Cash paid for equipment                                    --      (1,377)
                                                          ---------   ---------
      Net Cash (Used in) Investing Activities                    --      (1,377)
                                                          ---------   ---------
 Cash Flows From Financing Activities
     Repayments of long-term debt                            (8,170)    (12,678)
                                                          ---------   ---------
     Net Cash (Used in) Financing Activities                 (8,170)    (12,678)
                                                          ---------   ---------
Net Increase in Cash                                         17,645      43,178
Cash at Beginning of Period                                  88,612     126,859
                                                          ---------   ---------
Cash at End of Period                                     $ 106,257   $ 170,037
                                                          =========   =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest                                             $  10,455   $   7,712
                                                          =========   =========

     Income Taxes                                         $      --   $      --
                                                          =========   =========



            See notes to the condensed consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                             June 30, 2006 and 2005





BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statement have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

RECLASSIFICATIONS

   Certain reclassifications have been made to the 2005 financial statements to conform with the current year presentation. These reclassifications have no effect on net loss or stockholders' deficit as previously reported.


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

   In January 2006, subsequent to the execution of the settlement agreement and Court approval, the U. S. Department of Justice seized the AAMPRO shares (AAMPRO Shares) held by the majority shareholder and officer of the Company (AAMPRO Shareholder) along with other personal assets in connection with a judgment dating back to July 2003. The 2003 judgment involved a personal tax lien related to a prior employer (not AAMPRO) of the current AAMPRO Shareholder dating back to December 1992. In April 2006, the U. S. Department of Justice directly notified certain AAMPRO shareholders about the judgment and seizure of the AAMPRO shares held by the AAMPRO Shareholder, and solicited the Company's shareholders to generate potential interest in purchasing the seized AAMPRO shares to settle the judgment. The AAMPRO Shares continue to be held by the U.S. Department of Justice but none have been sold to date. The AAMPRO Shareholder is in the process of negotiating a settlement of the judgment with the U. S. Department of Justice. The current seizure of the AAMPRO shares held by the AAMPRO Shareholder as a means to settle the outstanding judgment related to the AAMPRO Shareholder may make it difficult for the Company to fulfill the terms of the above mentioned settlement agreement, and may require a restructuring of the terms of the settlement.

                       AAMPRO Group, Inc. and Subsidiaries
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                             June 30, 2006 and 2005
                                    Continued

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

   If cash generated from operations is insufficient to satisfy the Company's liquidity, requirements, management may seek to restructure the liabilities of the Company and/or sell additional equity, debt securities and/or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional ownership dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

STOCK BASED COMPENSATION

   On April 10, 2003, the Company entered into an option agreement with an officer of the Company, whereby, the officer was granted 5,400,000 options of the Company's common stock. The agreement between the Company and the officer expires on March 31, 2008. On each anniversary (through 2008), the Company shall grant to the officer an additional 5,400,000 options at an exercise price equal to the fair market value of the Company's common stock on the date of each such grant. On April 10, 2006, the Company granted 5,400,000 options at an exercise price of $0.007. The options have been valued at $37,800 using the Black-Scholes pricing modeL.

   On April 10, 2003, the Company entered into an option agreement with an officer of the Company, whereby, the employee was granted 900,000 options of the Company's common stock. The agreement between the Company and the employee expires on March 31, 2008. On each anniversary (through 2008), the Company shall grant to the officer an additional 900,000 options at an exercise price equal to the fair market value of the Company's common stock on the date of each such grant. On April 10, 2006, the Company granted 900,000 options at an exercise price of $0.007. The options have been valued at $6,300 using the Black-Scholes pricing model.

   On April 10, 2003, the Company entered into a consulting agreement with a consultant of the Company, whereby, for services to be provided to the Company through March 31, 2008, the consultant was granted 2,550,000 options of the Company's common stock. On each anniversary (through 2008), the Company shall grant to the consultant an additional 2,550,000 options at an exercise price equal to the fair market value of the Company's common stock on the date of each such grant. On April 10, 2006, the Company granted 2,550,000 options at an exercises price of $0.007. The options have been valued at $17,850 using the Black-Scholes pricing model.

                       AAMPRO Group, Inc. and Subsidiaries
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                              June 30, 2006and 2005
                                    Continued





STOCK BASED COMPENSATION, Continued

   The following table summarizes stock options activity during the six months ended June 30, 2006 and 2005:

June 30, 2006 Activity
----------------------                                                 Weighted
                                                          Number of     Average
                                                           Options     Exercise
                                                                         Price
                                                          ----------  ----------
Options outstanding at January 1, 2006                    26,550,000  $      .07
Granted                                                    8,850,000        .007
Exercised                                                         --          --
Expired                                                           --          --
                                                          ----------  ----------
Options outstanding and exercisable at June 30, 2006      35,400,000  $      .05
                                                          ==========  ==========

June 30, 2005 Activity
----------------------                                                 Weighted
                                                          Number of     Average
                                                           Options     Exercise
                                                                         Price
                                                          ----------  ----------
Options outstanding at January 1, 2005                    18,000,000  $      .05
Granted                                                    8,850,000         .01
Exercised                                                         --          --
Expired                                                           --          --
                                                          ----------  ----------
Options outstanding and exercisable at June 30, 2005      26,850,000  $      .04
                                                          ==========  ==========

   The fair value of the options granted in 2006 were $61,950. The fair value was determined as of the date of grant using the Black-Scholes pricing model, based on the following assumptions; annual expected rate of return of 0%, annual volatility of 120%, and a risk free interest rate of 5.14%.

   The fair value of the options granted in 2005 were $44,250. The fair value was determined as of the date of grant using the Black-Scholes pricing model, based on the following assumptions; annual expected rate of return of 0%, annual volatility of 186% and a risk free interest rate of 4.14%.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements about our business, financial condition, and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

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

OVERVIEW

AAMPRO Group, Inc. together with its consolidated subsidiaries provides full service staffing resources to its clients by providing permanent placement, temporary staffing services, payroll administration, and professional services (including outsourcing services of worksite employees). The Company has expanded its services beyond that of a professional services organization to that of a full service staffing firm. The Company's services are designed to improve the productivity and profitability of small and medium-sized businesses by relieving business owners and key executives of many employer-related administrative and regulatory burdens and enables them to focus on the core competencies of their businesses.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

The following table sets forth certain common sized data derived from the unaudited condensed consolidated statements of operations, expressed as a percentage of net revenues for each of the three and six month periods presented in 2006 and 2005 as follows:

                                            Three Months         Six Months
                                                Ended              Ended
                                               June 30,           June 30,
                                          ----------------    ----------------
                                           2006      2005      2006      2005
                                          ------    ------    ------    ------
Total Net Revenue                            100%      100%      100%      100%
                                          ------    ------    ------    ------
Cost of Revenues                              72%       87%       69%       77%
                                          ------    ------    ------    ------
Gross Profit                                  28%       13%       31%       23%
                                          ------    ------    ------    ------
Operating Expenses
 General and administrative                   72%       54%       72%       47%
expenses
 Stock based compensation                     13%        7%        7%        3%
 Depreciation and                              1%        1%       --         1%
                                          ------    ------    ------    ------
Amortization
      Total Operating                         86%       62%       79%       51%
                                          ======    ======    ======    ======
Expenses
                                          ------    ------    ------    ------
Loss From Operations                         (58%)     (49%)     (48%)     (28%)
                                          ------    ------    ------    ------
Other Income (Expense)
      Interest income                         --        --        --        --
      Interest expense                        (1%)    (0.0%)      (1%)      (1%)
                                          ------    ------    ------    ------
Total Other (Expense)                         (1%)    (0.0%)      (1%)      (1%)
                                          ------    ------    ------    ------
Loss Before Income Taxes                     (59%)     (49%)     (49%)     (29%)
Income Taxes                                  --        --        --        --
                                          ------    ------    ------    ------
Net Loss                                     (59%)     (49%)     (49%)     (29%)
                                          ======    ======    ======    ======

REVENUES
The net revenues for the first half and second quarter of 2006 and 2005 included revenues from contract worksite employees (professional services) along with staffing and payroll administration services.

Total net revenues for the six months ended June 30, 2006 decreased by $457,090 or 33%, from $1,386,396 in 2005 to $929,306 in 2006, while total net revenues for three months ended June 30, decreased by $174,624 or 27 % going from $653,550 in 2005 to $478,926 in 2006, as a result of the reductions in revenues attributed to the cessation of providing services to certain clients.

Gross revenues for the contract worksite employee for the six months ended June 30, declined by approximately $800,000 from $5.9 million in 2005 to $5.1 million in 2006, while gross revenues for the contract worksite employee for the three months ended June 30, declined by approximately $500,000 from $3 million in 2005 to $2.5 million in 2006. The net decreases for the six months and the three months ended June 30, 2006, were primarily attributable to ceasing to provide services for certain customers in 2006.

Staffing revenues for the six months ended June 30, 2006, increased $75,574 or 31%, going from $247,139 in 2005 to $322,713 in 2006, as compared to an increase of $81,079 or 95% for the three months ended June 30, 2006, going from $85,202 in 2005 to $166,281 in 2006. The increases in the staffing revenue for the three and six month periods are primarily attributed to new business development and the expansion of the staffing segment.

Payroll processing revenues for the six months ended June 30, 2006, increased slightly by $708 or 1%, going from $120,617 in 2005 to $121,325 in 2006, as compared to a decrease of $5,762 or 8% for the three months ended June 30, 2006, going from $67,847 in 2005 to $62,085 in 2006. Variations are primarily attributable to ceasing to provide services for certain customers in 2006.

COST OF REVENUES AND GROSS MARGIN
The Company's cost of revenue for the six months ended decreased by $420,388 from $1,061,411 in 2005 to $641,023 in 2006, while the cost of revenues for the three months ended decreased by $219,107 from $566,701 in 2005 to $346,964 in 2006 as a result of the corresponding reductions in revenues attributed to the cessation of providing services to certain clients, offset by the increased costs for the staffing and payroll administration services.

The Company has strategically evaluated the overall 2006 operations, and the profitability of providing services to its clients, and has decided to cease doing business with several unprofitable clients in order to streamline its client base, and better focus its overall operations. Gross profit decreased by $36,702 or 11% for the six months ended June 30, going from $ 324,985 in 2005 to $288,283 in 2006, and by $44,483 or 51% for the three months ended June 30, going from $87,479 in 2005 to $131962 in 2006. The gross margin percentages (as a percentage of total revenues) for the six months ended June 30, increased by 8% going from a gross profit margin percentage of 23% in 2005 to 31% in 2006, and for the three months ended June 30, gross profit margins increased 15% going from 13% in 2005 to 28% in 2006. Both the six month as three month gross margin amounts and margin percentages are the result of the elimination of certain unprofitable clients, and the inclusion of the higher margin staffing and payroll administration services in 2006. The Company continues to expand its operations with a focus on providing quality services with higher profitability.

OPERATING EXPENSES
Operating expenses consist of general. selling and administrative costs, stock based compensation and depreciation and amortization. Operating expenses for the six months ended June 30, increased by $19,945 from $716,451 in 2005 to $736,396 in 2006, and for the three months ended June 30, increased by $1,684 going from $408,286 in 2005 to $409,970 in 2006. General and administrative expenses for the six months ended June 30, increased by $16,221 from $653,159 in 2005 to $699,380 in 2006, and for the three months ended June 30, increased by $6,925 going from $352,412 in 2005 to $345,487 in 2006 due to increased costs associated with the staffing and payroll administration services, partially offset by the continuation of the Company's overall cost containment program. Stock based compensation increased by $17,700 for the six months and three months ended June 30 primarily due to higher stock values associated with the issuance of stock options. Depreciation and amortization for the six months ended June 30, decreased by $13,976, and as compared to the decrease of $9,091 for the three months ended June 30. The decreases in the Company's depreciation and amortization expense are primarily associated with the lower depreciable net book values for assets recorded

NET LOSS
The net loss for the six months ended June 30, increased by $59,325, from a loss of $399,146 in 2005 to $458,471 in 2006, as compared to an decrease of $41,676 for the three months ended June 30, from a loss of $321,934 in 2005 to $280,258 in 2006.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2006, the Company had cash and cash equivalents totaling $106,257 compared to $170,037 at June 30, 2005. Net cash provided by operating activities during the six months ended June 30, 2006 was $25,815 as compared with $57,233 in 2005, or a decrease in net cash of $31,418 primarily attributed to increases in payroll tax liabilities, offset by decreases in accounts payable and health benefit liabilities and decreases in receivables, deposits and other current assets.

Net cash used in investing activities through June 30, 2006 was zero as compared to outflows of $1,377 in 2005, primarily attributed to the purchase of equipment.

Net cash used by financing activities in 2006 was $8,170 as compared to $12,678 in 2005, or a decrease of $4,508. The decrease from 2005 to 2006 was primarily due to repayments on long-term debt.

The Company's capital requirements are dependent on several factors, including marketing, acquisitions, and professional fees and consulting expenses. At June 30, 2006, the Company had cash and cash equivalents totaling $106,257 as compared to $170,037 at June 30, 2005. The June 30, 2006 working capital shortfall of current assets in excess of current liabilities was $3,647,834 primarily due to health benefit and payroll liabilities aggregating in excess of $3,698,414. Although the Company's working capital is currently in a shortfall position, we believe that our current cash and cash equivalents along with cash to be generated by existing and new business operations in 2006 and beyond will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next fiscal year.

If cash generated from operations is insufficient to satisfy the Company's liquidity requirements, management may seek to restructure the liabilities of the Company and/or sell additional equity, debt securities and/or obtain a credit facility. The sale of additional equity or debt securities could result in additional ownership dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

Item 3: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer concluded that as of June 30, 2006, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

PART II

Item 1. Legal Proceedings

In August 2003, Corporate and Shareholder Solutions, Inc. (CSS) and its major shareholder filed a suit against the Company, Professional Employer Services, Inc. d/b/a AAMPRO, Inc. and an officer of the Company in the Superior Court of New Jersey, Chancery Division, Hunterdon Country alleging, three causes of action each related to the reverse acquisition transaction between the Company and AAMPRO, Inc., inter alia, (a) seeking a rescission of the majority shareholder of CSS as a director and officer of the Company, rescinding the appointment of an officer of the Company as President and Chief Executive Officer, ordering return of the shares issued to the Company, and reestablishing the majority shareholder of CSS, as President, CEO, Chief Financial Officer and director of the Company, (b) seeking damages in the amount of $85,000, and (c) seeking punitive damages. Management denied all allegations, and filed counterclaims in an amount in excess of $5,000,000.

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

In January 2006, subsequent to the execution of the settlement agreement and Court approval, the U.S. Department of Justice seized the AAMPRO shares held by the majority shareholder and officer of the Company (AAMPRO Shareholder) along with other personal assets in connection with a judgment dating back to July 2003. The 2003 judgment involved a personal tax lien related to a prior employer (not AAMPRO) of the current AAMPRO Shareholder dating back to December 1992. In April 2006, the U.S. Department of Justice directly notified certain AAMPRO shareholders about the judgment and seizure of the AAMPRO shares held by the AAMPRO Shareholder, and solicited the Company's shareholders to generate potential interest in purchasing the seized AAMPRO shares to settle the judgment. The AAMPRO shares continue to be held by the U.S. Department of Justice, but none have been sold to date. The AAMPRO Shareholder is in the process of negotiating a settlement of the judgment with the U.S. Department of Justice. The current seizure of the AAMPRO shares held by the AAMPRO Shareholder as a means to settle the outstanding judgment may make it difficult for the Company to fulfill the terms of the above mentioned settlement agreement, and may require a restructuring of the terms of the settlement.

Item 5: Other Information

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAMPRO GROUP, INC.
(Registrant)

By /s/ Stephen Farkas                                 Dated: August 21, 2006
------------------------------
(Stephen Farkas, President,
Chief Executive Officer,
Chief Financial Officer,
Director