Form 10QSB
period 2006-09-30
Trident Systems International/AAMPRO
filed 2006-11-20
CIK 1116139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006


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

Indicate by mark |X| if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. Number of shares outstanding of each of the registrant's classes of common stock as of November 16, 2006: 53,452,860

Item 1 - Financial Statements

                       AAMPRO Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                               September 30, 2006
                                   (Unaudited)


         Assets
Current Assets
     Shares Outstanding                           53,542,860      54,505,033      53,542,860
     Accounts receivable, net of allowance of $185,236                                  321,980
     Other current assets                                                                45,363
         Total Current Assets                                                           570,784
                                                                                    -----------

Customer lists, net                                                                      24,200
Property and equipment, net                                                              10,763
                                                                                    -----------
         Total Assets                                                               $   605,747
                                                                                    ===========

         Liabilities and Stockholders' Deficit

Current Liabilities
     Accounts payable and accrued expenses                                          $   331,769
     Health benefits payable                                                            961,855
     Payroll taxes payable                                                            3,020,739
     Current maturities of long-term debt                                                19,821
     Client deposits                                                                     51,178
                                                                                    -----------
         Total Current Liabilities                                                    4,385,362

Stockholders' Deficit
     Preferred stock, Series A, convertible, no par value, 10,000,000 authorized,
         0 shares issued and outstanding                                                     --
     Common stock, $.001, 300 million shares authorized, 53,452,860
         issued and outstanding                                                          53,453
     Additional paid in capital                                                       2,080,457
     Accumulated deficit                                                             (5,913,525)
                                                                                    -----------

         Total Stockholders' (Deficit)                                               (3,779,615)
                                                                                    -----------
         Total Liabilities and Stockholders' (Deficit)                              $   605,747
                                                                                    ===========

          See notes to the condensed consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                    Three Months Ended                Nine Months Ended
                                                       September 30,                    September 30,
                                                ----------------------------    ----------------------------
                                                    2006            2005           2006            2005
                                                ------------    ------------    ------------    ------------
Net Revenue                                     $    223,645    $    459,012    $    708,913    $  1,477,652
Staffing Revenue                                     178,835         151,915         501,548         399,054
Payroll Processing Revenue                            61,773          49,149         183,098         169,766
                                                ------------    ------------    ------------    ------------
     Total Revenue                                   464,253         660,076       1,393,559       2,046,472

Cost of Revenues                                     267,912         488,478         908,935       1,549,889
                                                ------------    ------------    ------------    ------------

Gross Profit                                         196,341         171,598         484,624         496,583
                                                ------------    ------------    ------------    ------------

Operating Expenses
     General and administrative expenses             396,731         371,496       1,066,111        1,025292
     Stock based compensation                             --         100,000          61,950         144,250
     Depreciation                                      2,854           5,167           7,920          15,109
     Amortization                                     35,600           3,900          35,600          13,000
                                                ------------    ------------    ------------    ------------
         Total Operating Expenses                    435,185         480,563       1,171,581        1,197651
                                                ------------    ------------    ------------    ------------

Loss From Operations                                (238,844)       (308,965)       (686,957)       (701,068)
                                                ------------    ------------    ------------    ------------
Other Income (Expense)
     Interest income                                     764             588             861             620
     Other income                                     34,227              --          34,227              --
     Interest expense                                 (1,193)        (31,893)        (11,648)        (39,605)

                                                ------------    ------------    ------------    ------------
         Total Other Income (Expense)                 33,701         (31,305)         23,440         (38,985)
                                                ------------    ------------    ------------    ------------

Loss Before Income Taxes                            (205,046)       (340,270)       (663,517)       (740,053)

Income Taxes                                              --              --              --              --
                                                ------------    ------------    ------------    ------------

Net Loss                                        $   (205,046)   $   (340,270)   $   (663,517)   $   (740,053)
                                                ============    ============    ============    ============

Loss Per Share - Basic and Diluted              $      (0.01)   $      (0.01)   $      (0.01)   $      (0.01)
                                                ============    ============    ============    ============
Weighted Average Number of Common
     Shares Outstanding                           53,542,860      54,505,033      53,542,860      53,575,387



         See notes to the condensed consolidated financial statements.

                       AAMPRO Group, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows(Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                            2006         2005
                                                         ---------    ---------
Cash Flows From Operating Activities
    Net Loss                                             $(663,517)   $(740,053)
    Adjustments to Reconcile Net Loss to Net Cash
      Used in Operations
        Depreciation and amortization                       43,520       28,109
        Stock based compensation                            61,950      144,250
        Allowance for bad debt                                  --       (6,941)
    Decrease (Increase) in Assets
        Accounts receivable                                 81,750      (12,830)
        Other current assets                                39,678       (9,295)
    Increase (Decrease) in Liabilities
        Accounts payable and accrued expenses               (3,215)     (47,546)
        Health benefits payable                             (9,876)     (19,115)
        Payroll taxes payable                              609,050      714,542
        Client deposits                                    (34,627)       9,346
                                                         ---------    ---------
           Net Cash Provided by Operating Activities       124,713       60,467
                                                         ---------    ---------

Cash Flows From Investing Activities
    Cash paid for equipment                                     --       (3,171)
                                                         ---------    ---------
            Net Cash (Used In) Investing Activities             --       (3,171)
                                                         ---------    ---------

Cash Flows From Financing Activities
    Repayments of long-term debt                            (9,884)     (18,673)
                                                         ---------    ---------
              Net Cash (Used In) Investing Activities       (9,884)     (18,673)
                                                         ---------    ---------

Net Increase in Cash                                       114,829       38,623
Cash at Beginning of Period                                 88,612      126,859
                                                         ---------    ---------
Cash at End of Period                                    $ 203,441    $ 165,482
                                                         =========    =========

        SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION
           Cash paid during the period for:
             Interest                                    $  11,648    $  39,605
                                                         =========    =========
             Income taxes                                $      --    $      --
                                                         =========    =========


          See notes to the condensed consolidated financial statements.

AAMPRO Group, Inc. and Subsidiaries
-----------------------------------
            Notes to the Condensed Consolidated Financial Statements
           For the Nine Month Period Ended September 30, 2006 and 2005
                                   (Unaudited)

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statement have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

RECLASSIFICATIONS

    Certain reclassifications have been made to the 2005 financial statements to conform with the current years presentation. These reclassifications have no effect on net loss or stockholders deficit as previously recorded.

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

                       AAMPRO Group, Inc. and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
               For the Nine Month Period Ended September 30, 2006
                                   (Unaudited)


GOING CONCERN, Continued


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

STOCK BASED COMPENSATION

    On April 10, 2003, the Company entered into an option agreement with an officer of the Company, whereby, the officer was granted 5,400,000 options of the Company's common stock. The agreement between the Company and the officer expires on March 31, 2008. On each anniversary (through 2008), the Company shall grant to the officer an additional 5,400,000 options at an exercise price equal to the fair market value of the Company's common stock on the date of each such grant. On April 10, 2006, the Company granted 5,400,000 options at an exercise price of $0.007. In 2006, the options have been valued at $37,800 using the Black-Scholes Method.

    On April 10, 2003, the Company entered into an option agreement with an officer of the Company, whereby, the officer was granted 900,000 options of the Company's common stock. The agreement between the Company and the officer expires on March 31, 2008. On each anniversary (through 2008), the Company shall grant to the officer an additional 900,000 options at an exercise price equal to the fair market value of the Company's common stock on the date of each such grant. On April 10, 2006, the Company granted 900,000 options at an exercise price of $0.007. In 2006, the options have been valued at $6,300 using the Black-Scholes Method.

    On April 10, 2003, the Company entered into a consulting agreement with a consultant of the Company, whereby, for services to be provided to the Company through March 31, 2008, the consultant was granted 2,550,000 options of the Company's common stock. On each anniversary (through 2008), the Company shall grant to the consultant an additional 2,550,000 options at an exercise price equal to the fair market value of the Company's common stock on the date of each such grant. On April 10, 2006, the Company granted 2,550,000 options at an exercises price of $0.007. In 2006, the options have been valued at $17,850 using the Black-Scholes Method.

                       AAMPRO Group, Inc. and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
               For the Nine Month Period Ended September 30, 2006
                                   (Unaudited)


STOCK BASED COMPENSATION, Continued

    The following table summarizes stock options activity during the nine months ended September 30, 2006:

                                                                           Weighted
                                                                           Average
                                                              Number of    Exercise
                                                               Options      Price
                                                              ----------   --------
Options outstanding at January 1, 2006                        26,550,000   $    .07
Granted                                                        8,850,000       .007
Exercised                                                             --
Expired                                                               --
                                                              ----------   --------

Options outstanding and exercisable at September 30, 2006     35,400,000        .05
                                                              ==========   ========


    The fair value of the options granted in 2006 were $61,950 which was charged to compensation expense. The fair value was determined as of the date of grant using the Black-Scholes pricing model, based on the following assumptions; annual expected rate of return of 0%, annual volatility of 120% and a risk free interest rate of 5.14%.

    The fair value of the option granted in 2005 were $144,250 which was charged to compensation expense. The fair value was determined as of the date of grant using the Black-Scholes pricing model, based on the following assumptions; annual expected return of 0%, annual volatility of 186% and a risk free interest rate of 4.14.%.

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

The following table sets forth certain common sized data derived from the unaudited condensed consolidated statements of operations, expressed as a percentage of net revenues for each of the three and nine month periods presented in 2006 and 2005 as follows:


                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,
                                             ---------------------------  --------------------------
                                                   2006           2005         2006           2005
                                                   ----           ----         ----          ----
                                             ----------------  -----------  -----------  -----------
Total Net Revenue                                  100%           100%         100%           100%
                                                   ----           ----         ----           ----
Cost of Revenues                                    58%            74%          65%            76%
                                             ----------------  -----------  -----------  -----------
Gross Profit                                        42%            26%          35%            24%
                                             ----------------  -----------  -----------  -----------
Operating Expenses
 General and Administrative                         85%            56%          77%            50%
Expenses
 Stock based compensation                            -             14%           4%             7%
 Depreciation and Amortization                       9%             2%           4%             2%
                                                   ----           ----         ----           ----
         Total Operating Expenses                   94%            72%          84%            59%
                                                   ----           ----         ----            ---
                                             ----------------  -----------  -----------  -----------
Loss From Operations                               (52%)          (46%)        (49%)          (35%)
                                             ----------------  -----------  -----------  -----------
Other Income (Expense)
             Other                                   7%             -            2%             -
         Interest expense                            -             (5%)         (1%)           (2%)
                                             ----------------  -----------  -----------  -----------
Total Other (Expense)                                7%            (5%)          1%            (2%)
                                             ----------------  -----------  -----------  -----------
Net Loss                                           (45%)          (51%)        (48%)          (37%)
                                             ----------------  -----------  -----------  -----------

REVENUES

The net revenues for the third quarter of 2006 and 2005 included revenues from contract worksite employees (professional services) along with staffing and payroll administration services.

Total revenues for the nine months ended September 30, 2006 decreased by $652,913 or 32%, from $2,046,472 in 2005 to $1393,559 in 2006, while total net revenues for three months ended September 30, decreased by $195,823 or 30% going from $660,076 in 2005 to $464,253 in 2006, as a result of the reductions in revenues attributed to the cessation of providing services to certain clients.

Gross revenues for the contract worksite employee for the nine months ended September 30, declined by approximately $991,100 from $8,600,000 in 2005 to $7,608,900 in 2006, while gross revenues for the contract worksite employee for the three months ended September 30, 2006 declined by approximately $200,000 from $2,700,000 in 2005 to $2,500,000 in 2006. Net revenues for the nine months ended September 30, 2006 declined by approximately $768,739 or 52% from $1,477,652 in 2005 to $708,913 in 2006, while gross revenues for the contract worksite employee for the three months ended September 30, 2006 declined by approximately $235,367 from $459,012 in 2005 to $223,645 in 2006. The net decreases for the nine months and the three months ended September 30, 2006, were primarily attributable to ceasing to provide services for certain customers in 2006.

Staffing revenues for the nine months ended September 30, 2006, increased $102,494 or 26%, going from $399,054 in 2005 to $501,548 in 2006, as compared to an increase of $26,920 or 18% for the three months ended September 30, 2006, going from $151,915 in 2005 to $178,835 in 2006. The increases in the staffing revenue for the three and nine month periods ended September 30, are primarily attributed to new business development and the expansion of the staffing segment.

Payroll processing revenues for the nine months ended September 30, 2006, increased slightly by $13,332 or 8%, going from $169,766 in 2005 to $183,098 in 2006, as compared to an increase of $12,624 or 26% for the three months ended September 30, 2006, going from $49,149 in 2005 to $61,773 in 2006. Variations for the three and the nine months ended September 30, 2006 are primarily attributable to increased payroll processing and administrative services for certain customers in 2006.

COST OF REVENUES AND GROSS MARGIN

The Company's cost of revenue for the nine months ended decreased by $640,954 from $1,549,889 in 2005 to $908,935 in 2006, while the cost of revenues for the three months ended decreased by $220,566 from $488,78 in 2005 to $267,912 in 2006 as a result of the corresponding reductions in revenues attributed to the cessation of providing services to certain clients, offset by the increased costs for the staffing and payroll administration services.

The Company has strategically evaluated the overall 2006 operations, and the profitability of providing services to its clients, and has decided to cease doing business with several unprofitable clients in order to streamline its client base, and better focus its overall operations. Gross profit decreased by $11,959 (in absolute dollars) for the nine months ended September 30, 2006 going from $496,583 in 2005 to $484,624 in 2006, and by $24,743 or 14% for the three months ended September 30, 2006 going from $171,598 in 2005 to $196,341 in 2006. The gross margin percentages (as a percentage of total revenues) for the nine months ended September 30, 2006 increased by 11% going from a gross profit margin percentage of 24% in 2005 to 35% in 2006, and for the three months ended September 30, 2006 gross profit margins increased 16% going from 26% in 2005 to 42% in 2006. Both the nine month as three month gross margin amounts and margin percentages are the result of the elimination of certain unprofitable clients, and the inclusion of the higher margin staffing and payroll administration services in 2006. The Company continues to expand its operations with a focus on providing quality services with higher profitability.

OPERATING EXPENSES

Operating expenses consist of general, selling and administrative costs, stock based compensation and depreciation and amortization. Operating expenses for the nine months ended September 30, decreased by $26,070 from $1,197,651 in 2005 to $1,171,581 in 2006, and for the three months ended September 30, 2006 decreased by $45,378 going from$480,563 in 2005 to $435,185 in 2006. General and administrative expenses for the nine months ended September 30, 2006 increased by $42,219 from $1,023,892 in 2005 to $1,066,111 in 2006, and for the three months ended September 30, 2006 increased by $25,235 going from $371,496 in 2005 to $396,731 in 2006 due to increased costs associated with the staffing and payroll administration services, partially offset by the continuation of the Company's overall cost containment program. Stock based compensation decreased by $82,300 for the nine months, and $56,500 for the three months ended September 30, 2006 primarily due to a greater number of options or shares issued in 2005 at higher stock values associated with the issuance of these securities. Depreciation and amortization for the nine months ended September 30, 2006 increased by $15,411, and $29,387 for the three months ended September 30, 2006. The increases in the Company's depreciation and amortization expense are primarily associated with the write down of certain assets in 2006.

NET LOSS

The net loss for the nine months ended September 30, 2006 decreased by $76,536, from a loss of $740,053 in 2005 to $663,517 in 2006, as compared to a decrease of $135,224 for the three months ended September 30, 2006 from a loss of $340,270 in 2005 to $205,046 in 2006.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company had cash and cash equivalents totaling $203,441 compared to $165,482 at September 30, 2005. Net cash provided by operating activities during the nine months ended September 30, 2006 was $124,713 as compared with $60,467 in 2005 or an increase in net cash of $64,246 primarily attributed to increases in payroll tax liabilities and receivable collections, offset by decreases in accounts payable, health benefit liabilities, deposits and other current assets.

Net cash used in investing activities through September 30, 2006 was zero as compared to outflows of $3,171 in 2005, primarily attributed to the purchase of equipment.

Net cash used by financing activities in 2006 was $9,884 as compared to $18,673 in 2005, or a decrease of $8,789. The decrease from 2005 to 2006 was primarily due to repayments on long-term debt.

The Company's capital requirements are dependent on several factors, including marketing, acquisitions, and professional fees and consulting expenses. At September 30, 2006, the Company had cash and cash equivalents totaling $203,441 as compared to $165,482 at September 30, 2005. The September 30, 2006 working capital shortfall of current assets in excess of current liabilities was $3,814,570 primarily due to health benefit and payroll liabilities aggregating in excess of $3,982,594. Although the Company's working capital is currently in a shortfall position, we believe that our current cash and cash equivalents along with cash to be generated by existing and new business operations in 2007 and beyond will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next fiscal year.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition and Returns
-------------------------------
Revenue is recognized as services are provided. The Company's revenues consist of administrative fees paid by its clients under certain agreements, which are based upon each worksite employee's gross pay and a markup, computed as a percentage of the gross pay. Billing to the Company's clients is based on the average annual cost for services spread in equal payments over the clients' annual billing cycle. Billings do not reflect actual expenses incurred due to the front-loading and subsequent phase-out of expenses and taxes. As a direct result of this averaging, net income is decreased during the first half of the year and subsequently increases during the second half of the year. Furthermore, gross revenues generally increase in the fourth quarter primarily due to salary increases and bonuses that client companies award their employees during this period.

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

Item 3: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer concluded that as of September 30, 2006, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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