Form 10KSB
period 2006-12-31
Trident Systems International/AAMPRO
filed 2007-04-17
CIK 1116139

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.
.
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from        to        .

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

YES  ☒   NO ☐

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer's revenues for its most recent fiscal year: $ 1,859,604.

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 30, 2007: $132,884.

Number of shares outstanding of each of the registrant's classes of common stock as of March 30, 2007: Common Stock: 53,452,860

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

None

AAMPRO GROUP, INC.
2006 FORM 10-KSB ANNUAL REPORT
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

The Company is organized in three basic operating segments—Staffing Services, Payroll Administration, and Professional Services. Within the Staffing Services Segment, we provide three primary services—permanent placement, temporary staffing, and human resource consulting services. Payroll administration services include the processing of the payrolls for clients along with the administration of benefits, tax filings and workman’s compensation programs. The professional services segment includes the outsourcing of the employment and administration services performed for clients. These services are further described as follows:

•
Permanent placement—This is a service where we locate candidates on behalf of our customers, screen the candidates and assist in the recruitment efforts. If the customer hires the candidate, our billing is generally a percentage of first year compensation for the candidate placed. Billing is contingent upon filling the assigned position.

•
Temporary staffing—This is a service where our employees work at customer locations under the supervision of customer personnel. The duration of the assignment can be from a day or less to a period of several months. The number of our temporary employees at any given time is directly related to our customers' requirements and these employees are generally only paid when on assignment with a customer. We provide temporary employees with clerical, light industrial, information technology, finance and accounting, engineering and administrative skill sets. We are responsible for all employment related taxes of these temporary employees, workers' compensation and federal and state unemployment (burden costs). Services are generally billed by the hour for the number of hours worked. Bill rates are often determined as a mark-up over pay or a mark-up over pay plus burden. Fees are determined based on a combination of headcount, service level provided and /or fixed fee per transaction/unit processed.

The Company provides its services on a national basis with a primary focus in the New York, New Jersey and Pennsylvania area.

The Staffing Industry

The staffing industry is comprised of different segments divided by the nature of the services provided to clients, i.e., permanent placement, temporary staffing, payroll services and professional services. Permanent placement is a service where the Company recruits professionals on behalf of our customers across a variety of industries and disciplines. Temporary staffing services includes providing interim or temporary professional personnel to clients in the following general skill categories: clerical, light industrial, information technology, finance and accounting, engineering and administrative. Payroll administration includes the processing of the payrolls for clients that includes the administration of benefits, tax filings and workman’s compensation programs. The professional services work performed includes the outsourcing of the employment and administration services for clients.

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

All prospective clients are evaluated individually on the basis of workers’ compensation risk, group medical history (where permitted by law), unemployment history and operating stability. The Company's client base is broadly distributed throughout a wide variety of industries including:

•  Legal
•  Accounting
•  Manufacturing

•  Warehousing
•  Automobile
•  Medical and Healthcare Related

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

Marketing

The Company's marketing strategy is based on the application of techniques that have produced consistent and predictable results in the past. The Company's organic growth model generates sales leads from three primary sources: direct sales efforts, advertising and referrals. These leads result in initial presentations to prospective clients, and, ultimately, the gathering of information about the prospect’s employees, including job classification, state of employment, workers’ compensation claims history, group medical information (where permitted by law), salary, and desired level of benefits. The Company's management then develops a bid. Concurrent with this process, the prospective client’s workers’ compensation, health insurance, employer practices and financial stability are evaluated from a risk management perspective. This prospective client screening process plays a vital role in controlling the Company’s benefits costs and limiting its exposure to liability. Upon completion of a favorable risk evaluation, the Company presents its bid and attempts to secure a Client Services Agreement with the prospective client.

The multi-channel marketing campaign includes the systematic increase of the Company’s sales force through its proprietary geo-marketing zones. The program also includes close support of print and radio media coupled with interactive sales presentations.

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

The Company believes that its customers primarily focus on the following key factors in selecting a service provider: location or geographic coverage, price and service delivery. Geographic coverage is important from the customer and candidate standpoint. Customers require that their providers be able to service most, if not all, of their locations. Location is important to the candidate because many candidates are unwilling to travel outside of their particular geographic market for a position. Service delivery understands the customers' specific job requirements through consultative assessments, the ability to provide the right candidate for the right job and the ability to measure the quality of job performance. Factors in obtaining qualified candidates for employment assignments with customers include the quality of available opportunities, wages, responsiveness to work schedules and the number of available work hours. No single customer accounted for 10 percent or more of our consolidated revenues in 2006.

Within the Staffing Services operating segment, some of our largest competitors are Adecco S.A., Manpower Inc. and Kelly Services, Inc. Within the Professional Services operating segment, we compete with Robert Half International Inc., MPS Group, Inc. and Kforce Inc., among others.

Intellectual Property

Our intellectual property consists of our trademarks including “AAMPRO”. The Company has not filed applications for registration of any of its trademarks. The Company regards the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success. We rely on a combination of copyright, trademark, service mark and trade secret laws, and contractual restrictions to establish and protect our proprietary rights in products and services.

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

Employees

As of December 31, 2006, the Company employed 9 full-time corporate, administrative, staffing, and sales employees and approximately 225 full-time outsourced worksite employees. The Company is currently hiring principally in the sales and marketing areas.

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

Item 2: Properties

Our executive office consists of approximately 5,300 square feet of office space in Bridgewater, NJ that also houses our AAMPRO, Inc., AAMPRO PAY LLC, and AAMPRO Staffing Concepts, Inc. This facility is leased pursuant to a lease expiring October 2008. The monthly rent is currently $5,599, and our leased space is still sufficient to cover future growth. AAMPRO believes that its current facilities are adequate for the purposes for which they are intended and that they provide sufficient capacity to accommodate AAMPRO’s short-term expansion plan. AAMPRO will continue to evaluate the need for additional facilities based on the rate of growth in worksite employees, the geographic distribution of the worksite employee base and AAMPRO’s long-term service delivery requirements.

Item 3: Legal Proceedings

In August 2003, Alan Sporn and Corporate and Shareholder Solutions, Inc. filed a suit against the Company in the Superior Court of New Jersey, Chancery Division, Hunterdon County, alleging, among other things, breach of contract and the issuance of certain shares of preferred stock which the plaintiffs claim are allegedly due to them. In March 2005, there was a settlement reached in this action, which was subject to formal approval by the Court and to be effective. In January, 2007, after additional negotiations between the parties, the parties reached a revised settlement structure which was approved by the Court and is awaiting implementation by the parties. The pending settlement will include the release of all claims by all parties, the reverse of the prior acquisition transaction between the parties, and the spin-off of all assets and liabilities of the AAMPRO Group, Inc. and its related subsidiaries to its shareholders as multiple publicly tradable entities. Promptly after the filing of this Form 10-KSB, the parties will take all actions necessary to effectuate the terms of the settlement. Simultaneously therewith, there will be a change of control of the Company, and the current business of the Company will be continued to its subsidiaries. See, Subsequent Events in the Notes to the Company’s Financial Statements.

Item 4: Submission of Matters to a Vote of Security Holders

None

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

As of December 31, 2006, there were 325 stockholders of record. The Company believes that it has approximately 1,000 beneficial stockholders.

The Company's common stock trades on the NASDAQ’s Over-The-Counter Bulletin Board under the symbol: AAPO.

The following table sets forth the range of high and low bid prices per share of common stock as provided by Commodity Systems, Inc. The quotations shown below reflect inter-dealer prices, without mark-up, markdown or commissions and may not present actual transactions.

	Common Stock
	High	Low
Quarter ended:
March 31, 2005	0.015	0.008
June 30, 2005	0.009	0.006
September 30, 2005	0.013	0.0055
December 31, 2005	0.0085	0.005
March 31, 2006	0.01	0.005
June 30, 2006	0.013	0.006
September 30, 2006	0.009	0.0051
December 31, 2006	0.008	0.005

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

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net sales for the two-year period ended December 31, 2006.

	YEARS ENDED DECEMBER 31,
	2006	2005
Revenue, net	100.0%	100.0%
Cost of Revenues	64.5%	62.2%
Gross Profit	35.5%	37.8%

Operating Expenses
G&A	97.6%	138.1%
Stock based compensation	3.3%	4.7%
Total operating expenses	100.9%	142.8%

Loss from operations	-65.4%	-105.0%

Other Income <expense>, net	1.3%	-8.3%

Loss before income taxes	-64.1%	-113.3%
Income tax benefits	0.0%	0.0%
Net loss	-64.1%	-113.3%

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

The Company's overall net revenues increased $49,028 going from $1,810,576 in 2005 to $1,859,604 for the year ended December 31, 2006. Revenues for 2006 were derived from compensation of worksite employees (net), along with revenues generated from the staffing and the payroll divisions. Gross revenues from worksite employees decreased from $11,500,000 in 2005 to $10,100,000 in 2006 as a result in the decline in the number of clients and employees serviced by this segment, and net revenues from worksite employees decreased by $70,959 from $1,025,237 in 2005 to $954,278 in 2006. Staffing revenues increased by $109,607 going from $556,370 in 2005 to $665,977 in 2006, and payroll processing revenues increased by $10,380 going from $228,969 in 2005 to $239,349 in 2006.

COST OF REVENUES AND GROSS MARGIN

AAMPRO's cost of revenues is composed primarily of:

o Client and Client Employee Payrolls
o Benefits Premium and Administration
o Federal and State Income Tax and Payroll Tax

Cost of revenues, as a percentage of net revenues increased from 62.2% in 2005 to 64.5% in 2006and gross margins decreased from 37.8% in 2005 to 35.5% in 2006 as a result in the decline in the number of clients and employees serviced by this segment, offset by the inclusion of higher margin revenues from staffing and payroll processing segments in 2006.

OPERATING EXPENSES

The following table sets forth the components of operating expense and the percentage of net sales for the two-year period ended December 31, 2006:

	2006	2005
General, selling
and administrative	$1,814,458	$2,499,736
Percentage of net sales	97.6%	138.1%

Stock Based Compensation	$61,950 $	84,250
Percentage of net sales	3.3%	4.7%

Total Operating Expenses	$1,876,408	$2,583,986
Percentage of net sales	100.9%	104.9%

Operating expenses are comprised principally of salaries and benefits of administrative personnel, fees for professional services and facilities as well as stock based compensation. General, selling and administrative expenses decreased by $685,278 from $2,499,736 in 2005 to $ 1,814,458 in 2006, resulting primarily from the decline in stock based compensation, general cost containment and interest and penalties on payroll taxes. Stock based compensation was $84,250 in 2005 as compared to $61,950 in 2006, or a general decrease of $22,300 as a result of the decrease in the number and amount of officers, employees and consultants receiving stock based compensation. In both 2005 and 2006, the Company paid consultants primarily through non-cash resources such as through the issuance of stock and/or stock options, which preserved cash flow, but resulted in the recognition of stock based compensation in the statement of operations.

INCOME TAXES

The Company is in a net operating loss position. No provision for income taxes has been provided in either 2005 or 2006 as the Company generated losses in those years.

NET LOSS

In 2006, the Company generated a net loss of $1,193,441 as compared to a net loss of $2,049,444 in 2005, or a net reduction of $856,003, primarily due to general cost controls and the reduction in 2006 related to lower interest costs and write down of certain intangibles, reduced interest and penalties on payroll taxes offset by other income of $34,227.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities during 2006 was $125,688 as compared to net cash used by operations of $8,929 in 2005 , or a net increase of $134,617, primarily attributed to decreases in the impairment costs related to certain asset write offs and receivables and other assets, along with increases in (net) liabilities.

Net cash used in investing activities in 2006 was zero as compared to $4,945 in 2005 attributed to the decrease in the purchases of equipment.

Net cash used by financing activities in 2006 was $9,884 as compared to $24,373 in 2005. The decrease from 2005 to 2006 was primarily due reduced payments on notes payable in 2006.

The Company's capital requirements are dependent on several factors, including marketing, acquisitions, and professional fees and consulting expenses. At December 31, 2006, the Company had cash and cash equivalents totaling $204,416 as compared to $88,612 at December 31, 2005. The 2006 working capital shortfall of current liabilities in excess of current assets was $5,410,326 as compared to $3,226,623 at December 31, 2005, primarily due to net changes in the health benefit, payroll liabilities and accrued expenses of $4,920,011 as of December 31, 2006. Although the Company's working capital is currently in a shortfall position, we believe that our current cash and cash equivalents along with cash to be generated by existing and new business operations in 2006 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next fiscal year.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition and Returns

Item 7: Financial Statements

Page

Report of Independent Registered Public Accounting Firm	1

Financial Statements

Consolidated Balance Sheet	2

Consolidated Statements of Operations	3

Consolidated Statements of Stockholders’ (Deficit)	4

Consolidated Statements of Cash Flows	5

Notes to the Consolidated Financial Statements	6-16

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
200 Haddonfield Berlin Road, Suite 402
Gibbsboro, New Jersey 08026-1239
(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AAMPRO Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of AAMPRO Group, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAMPRO Group, Inc. and Subsidiaries, as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for December 31, 2006 and 2005 have been prepared assuming the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has sustained operating losses and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 11 to the financial statements, the accompanying financial statements have been restated as of December 31, 2005 and for the year ended December 31, 2005.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Gibbsboro, NJ 08026

April 16, 2007

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS (AICPA)
CENTER FOR PUBLIC COMPANY AUDIT FIRMS (CPCAF)
NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA STATE BOARD OF ACCOUNTANCY

AAMPRO Group, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2006

Assets

Current Assets
Cash	$204,416
Accounts receivable, net of allowance of $185,236	389,256
Other current assets	34,511
Total Current Assets	628,183

Customer lists, net of accumulated amortization of $566,000	21,600
Property and equipment	8,125
Total Assets	$657,908

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable	$150,134
Accrued expenses	1,697,365
Health benefits payable	907,864
Payroll taxes payable	3,212,147
Note payable	19,821
Client deposits	51,178
Total Current Liabilities	6,038,509

Stockholders' (Deficit)
Common stock, no par value, 300 million shares authorized, 53,452,860 issued and outstanding	53,453
Additional paidin capital	2,080,457
Accumulated (Deficit)	(7,514,511)

Total Stockholders' (Deficit)	5,380,601)

Total Liabilities and Stockholders' Deficit	$657,908

AAMPRO Group, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005 RESTATED

Employee leasing revenue, net	$954,278	$1,025,237
Staffing revenue	665,977	556,370
Payroll processing revenue	239,349	228,969
Total Revenue	1,859,604	1,810,576

Cost of Services	1,200,114	1,125,362

Gross Profit	659,490	685,214

Operating Expenses
General, selling and administrative expenses	1,814,458	2,499,736
Stock based compensation	61,950	84,250
Total Operating Expenses	1,876,408,	2,583,986

Loss From Operations	(1,216,918)	(1,898,772)

Other Income (Expense)
Interest income	901	777
Interest expense	(11,651)	(50,699)
Impairment of customer list	-	(100,750)
Other income	34,227	-
Total Other Income (Expense)	23,477	(150,672)

Loss Before Income Taxes	(1,193,441)	(2,049,444)

Income Taxes	-	-

Net Loss	$(1,193,441)	$(2,049,444)

Loss Per Share (Basic and Diluted)	(0.02)	$(0.04)

Weighted Average Number of Common Shares Outstanding	53,452,860	53,380,942

AAMPRO Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' (Deficit)

	Common Stock
	Number of	Additional	Paid In	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance, January 1, 2005	53,102,860	$53,103	$1,931,607	$(4,271,626)	$(2,286,916)

Options issued for consulting services	-	-	84,250	-	84,250

Issuance of common stock for cash	350,000	350	2,650	-	3,000

Net Loss for Year Ended December 31, 2005 (RESTATED)	-	-	-	(2,049,444)	(2,049,444)

Balance, December 31, 2005	53,452,860	53,453	2,018,507	(6,321,070)	(4,249,110)

Options issued for consulting services	-	-	61,950	-	61,950

Net Loss for Year Ended December 31, 2006	-	-	-	(1,193,441)	(1,193,441)

Balance, December 31, 2006	53,452,860	$53,453	$2,080,457	$(7,514,511)	$(5,380,601)

AAMPRO Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005 Restated
Cash Flows From Operating Activities
Net Loss	$(1,193,441)	$(2,049,444)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations
Depreciation and amortization	48,758	40,769
Impairment of customer lists	-	100,750
Stock and options issued for consulting services	61,950	84,250
Decrease (Increase) in Assets
Accounts receivable	14,474	(53,415)
Other assets	50,530	(53,368)
Increase (Decrease) in Liabilities
Accounts payable and accrued expenses	441,515	956,079
Health benefits payable	(63,867)	(29,163)
Payroll taxes payable	800,396	954,867
Client deposits	(34,627)	9,746
Net Cash Provided by (Used in) Operating Activities	125,688	(8,929)
Cash Flows From Investing Activities
Purchase of equipment	-	(4,945)
Net Cash (Used in) Investing Activities	-	(4,945)
Cash Flows From Financing Activities
Repayments of note payable	(9,884)	(24,373)
Net Cash (Used in) Financing Activities	(9,884)	(24,373)
Net Increase (Decrease) in Cash	115,804	(38,247)
Cash at Beginning of Year	88,612	126,859
Cash at End of Year	$204,416	$88,612
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest Expense	$11,652	$50,699
Income Taxes	$-	$-

AAMPRO Group, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation
The consolidated financial statements include the accounts of AAMPRO Group, Inc. and its wholly owned subsidiaries, AAMPRO, Inc., AAMPRO Pay, LLC and AAMPRO Staffing Concepts, Inc. All significant intercomany balances and transactions have been eliminated.

Allowance for Doubtful Accounts
The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts is $185,236 as of December 31, 2006.

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

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straightline method over the estimated useful lives of the related assets: 35 years for computer equipment and software and 7 years for office furniture and equipment. Repairs and maintenance expenditures which do not extend the useful lives of related assets are expensed as incurred.

Revenue Recognition
As it pertains to the employee leasing division, the Company records net revenue in accordance with Emerging Issues Task Force Issue No. 9919, "Reporting Revenues Gross as a Principal Versus Net as an Agent". The Company records revenue as services are provided. The Company's revenues consist of administrative fees paid by its clients under Shared Employer Agreements, which are based upon each worksite employee's gross pay and a markup, computed as a percentage of the gross pay. The Company includes the component of its comprehensive service fees related to the gross pay of its worksite employees as revenue. In consideration for payment of such service fees, the Company agrees to pay the following direct costs associated with the worksite employees: (i) salaries and wages; (ii) employment related taxes; and (iii) workers' compensation insurance premiums. The Company accounts for fees and the related direct costs using the accrual method. Under the accrual method, fees related to worksite employees with earned

AAMPRO Group, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Revenue Recognition, Continued
but unpaid wages at the end of each period are recognized as unbilled revenues and the related direct costs for such wages are accrued as a liability during the period in which wages are earned by the worksite employee. Subsequent to the end of each period, the related fees are billed. Gross billings for leased employees of $10.1 million and $11.5 million were recognized for the years ended December 31, 2006 and 2005, respectively, less worksite employee payroll costs of $8.3 million and $9.7 million, respectively, for the same periods.

Revenue for services provided under staffing contracts is recognized as services are provided by the temporary, contract or leased employees. Revenue from direct placements or "fixed fee contracts" is recognized at the time the candidate begins the first full day after the completion of a 30day contingency period. Revenue from permanent placements, which are also considered fixed fee contracts, is recognized at the time the candidate begins the first full day after the completion of a required amount of temporary hours as stipulated in the Temp to Perm contract.

Revenue for payroll processing services is recognized when the service is performed.

Cash Equivalents
For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchases with an original maturity of three months or less to be cash equivalents.

Loss Per Share
Loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128. "Earnings Per Share," is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common equivalent shares from common stock options and warrants are excluded from the computation as their effect could be antidulutive.

Securities Issued for Services
The Company accounts for common stock issued for services by reference to the fair market value of the Company's stock on the date of stock issuance. Compensation and consulting expenses are recorded at the fair market value of the stock issued.

Advertising Costs
Advertising costs are charged to operations when incurred. Advertising expense was $12,910 and $11,920 for the years ended December 31, 2006 and 2005 respectively.

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
December 31, 2006 and 2005

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

Share Based Payments

The Company has adopted Statement of Financial Accounting Standards No. 123R, "Share Based Payments" ("SFAS 123R"). SFAS 123R requires entities to recognize compensation expense in an amount equal to the estimated fair value of the share based payments granted to employees and recognized in income over the requisite service period, which is generally the vesting period.

Reclassifications

Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 consolidated financial statement presentation. These reclassifications had no effect on net loss for the year ended December 31, 2005.

NOTE 2 CONCENTRATIONS OF BUSINESS AND CREDIT RISK

At times throughout the year, the Company may maintain certain bank accounts in excess of FDIC insured limits.

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers.

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following at December 31, 2006:

Computer equipment and software	$139,467
Office furniture	4,500
Total	143,967
Less: accumulated depreciation	135,842
Total	$8,125

Depreciation expense charged to operations amounted to $10,558 and $21,919 for the years ended December 31, 2006 and 2005, respectively.

AAMPRO Group, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 4 CUSTOMER LISTS

On April 1, 2001, the Company acquired a customer list from a vendor in exchange for the forgiveness of advances and the assumption of liabilities which net to $587,600. The customer list is being amortized on a straightline basis over 10 years. Amortization expense was $38,200 for the year ended December 31, 2006 and $18,850 for the year ended December 31, 2005.

During 2005, the Company determined that, based on active customers at December 31, 2005, the carrying amount of the above customer listed exceeded its fair value by $100,750, accordingly, an impairment loss of that amount was recognized and is included in other expenses.

NOTE 5 EMPLOYEE BENEFIT PLANS

Medical Benefit Plans

The Company offers fullyinsured medical benefits to employees. Participating employer customers may participate or opt to offer their own insurance coverage to employees.

The Company had a selfinsured plan which was a selffunded employee welfare benefit plan pursuant to the Employee Retirement Income Security Act of 1974, as amended. The plan administration was provided by a third party Claims Supervisor for claim form submissions, correspondence, benefit determinations, claim processing and disbursement preparation. The Company was protected against unanticipated catastrophic claims through an individual excess insurance risk policy. The Plan was discontinued January 1, 2005.

Accrued Health Insurance Plan Claims as of December 31, 2006, amounted to $907,864, and consists of amounts due to providers based on claims filed as of December 31, 2005.

AAMPRO Group, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 6 NOTE PAYABLE

Note payable consists of an installment note which bears interest at 10.0% due in monthly installments of $1,033 including interest through May 2006. The note is secured by equipment. The balance due on this note is $19,821 at December 31, 2006. This note is currently in default.

NOTE 7 INCOME TAXES

The provision for income taxes consists of the following:

December 31,
	2006	2005
Current
Federal	$-	$-
State	-	-
	$-	$-

The components of the Company’s deferred tax asset are as follows:

Federal and State Net Operating Losses	$2,200,000
Less: Valuation Allowances	(2,200,000)
Net Deferred Tax Assets	$-

The Company has net operating loss carryforwards for federal income tax purposes of approximately $5,500,000, which begin to expire in 2023. The Company has net operating loss carryforwards for state income tax purposes of approximately $5,600,000, which begin to expire in 2011.

The differences between income tax provision in the financial statements and the tax benefit computed at the U.S. Federal statutory rate of 34% at December 31, 2005 are as follows:

Tax Benefit	40%
Valuation Allowance	(40)%
Effective Tax Rate	0%

NOTE 8 OPERATING LEASE COMMITMENTS

The Company leases certain office space under an operating lease. The lease expires October 31, 2008 and the monthly rent is $5,599. The Company will have minimum annual rental payments of $67,188 in years ending December 31, 2006 through 2007, and $55,990 in 2008.

Rent expense for the years ended December 31, 2006 and 2005 was $67,180 and $50,387, respectively.

AAMPRO Group, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 9  STOCK BASED COMPENSATION

In 2002, the Company adopted the 2002 Equity Compensation Plan ("The 2002 Plan"). Under the 2002 Plan, the Company may grant either restricted shares or options to purchase up to 9 million shares of common stock in the aggregate. Under the terms of the 2002 Plan, common stock or options may be granted to officers, directors, employees and independent consultants of the Company who are responsible for the management, growth or profitability of the Company as determined by the 2002 Plan Committee. The 2002 Plan is in effect for a term of 10 years.

In 2003, the Company adopted the 2003 Equity Compensation Plan ("The 2003 Plan"). Under the 2003 Plan, the Company may grant either restricted shares or options to purchase up to 6 million shares of common stock in the aggregate. Under the terms of the 2003 Plan, common stock or options may be granted to officers, directors, employees and independent consultants of the Company who are responsible for the management, growth or profitability of the Company as determined by the 2003 Plan committee. The 2003 Plan is in effect for a term of 10 years.

On April 10, 2003, the Company entered into an option agreement with an officer of the Company, whereby, the officer was granted 5,400,000 options of the Company's common stock. The agreement between the Company and the officer expires on March 31, 2008. On each anniversary (through 2008), the Company shall grant to the officer an additional 5,400,000 options at an exercise price equal to the fair market value of the Company's common stock on the date of each such grant. On April 10, 2006 and 2005, the Company granted 5,400,000 options at exercise prices of $0.007 and $0.03, respectively. In 2006 and 2005, the options have been valued at $37,800 and $51,408, respectively, using the BlackScholes Method.

On April 10, 2003, the Company entered into an option agreement with an officer of the Company, whereby, the officer was granted 900,000 options of the Company's common stock. The agreement between the Company and the officer expires on March 31, 2008. On each anniversary (through 2008), the Company shall grant to the officer an additional 900,000 options at an exercise price equal to the fair market value of the Company's common stock on the date of each such grant. On April 10, 2006 and 2005, the Company granted 900,000 options at an exercise price of $0.007 and $0.03, respectively. In 2006 and 2005, the options have been valued at $6,300 and $8,568, respectively, using the BlackScholes Method.

On April 10, 2003, the Company entered into a consulting agreement with a consultant of the Company, whereby for services to be provided to the Company through March 31, 2008, the consultant was granted 2,550,000 options of the Company's common stock. On each anniversary (through 2008), the Company shall grant to the consultant an additional 2,550,000 options at an exercise price equal to the fair market value of the Company's common stock on the date of each such grant. On April 10, 2006 and 2005, the Company granted 2,550,000 options at an exercise price of $0.007 and $0.03, respectively. In 2006 and 2005, the options have been valued at $17,850 and $24,274, respectively, using the Black-Scholes Method.

On September 19, 2005, the Company entered into an agreement with a consultant to issue to the consultant or its designee, three million common shares, options exercisable over a five year period to acquire up to 5 million shares based on a fair value exercise price on the date of issuance, and a stock right to purchase up to 5 million common shares of the Company within the next year at the fair value exercise price on the date of issuance. As of December 31, 2006, three million common shares have not been issued to the consultant. The Company has accrued $16,000 of consulting expense as of December 31, 2005 and a corresponding liability, which represents the fair value of the three million shares on the date of the agreement. The options issued to the consultant have been valued at $30,000 using the Black-Scholes Method.

AAMPRO Group, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 9  STOCK BASED COMPENSATION, Continued

The following table summarizes stock options activity during 2006 and 2005:
	Number of Options	Weighted Average Exercise Price

Options outstanding at January 1, 2005	18,000,000	$0.05
Granted	8,850,000	0.01
Exercised	-	-
Expired	(300,000)	0.17
Options outstanding at December 31, 2005	26,550,000	0.07
Granted	8,850,000	0.007
Exercised	-	-
Expired	-	-
Options Outstanding at December 31, 2006	35,400,000	$0.05

The fair value of the options granted in 2006 was $61,950 which was charged to compensation expense. The fair value was determined as of the date of grant using the BlackScholes pricing model, based on the following assumptions; annual expected rate of return of 0%, annual volatility of 120% and a risk free interest rate of 5.14%.

The fair value of the option granted in 2005 was $114,250 which was charged to compensation expense. The fair value was determined as of the date of grant using the BlackScholes pricing model, based on the following assumptions; annual expected return of 9%, annual volatility of 186% and a risk free interest rate of 4.14%.

The weighted average per share contractual remaining life of the options outstanding at December 31, 2006 was 6.5 years.

NOTE 10  CAPITAL STOCK

On February 18, 2004, the Company entered into a stock purchase agreement with an investor. Pursuant to the agreement, the investor received 2,000,000 newly issued shares of common stock of the Company and warrants to purchase 500,000 additional shares of common stock of the Company in exchange for $50,000. $12,900 of the proceeds has been allocated to the warrants. The warrants consist of a two year option to purchase 250,000 shares of the Company's common stock for ten cents ($0.10) and another two year option to purchase 250,000 shares of the Company's common stock for fifteen cents ($0.15). As of December 31, 2006, none of the warrants have been exercised, and the option terms expired.

AAMPRO Group, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 2006 and 2005

NOTE 11  SEGMENT INFORMATION

The Company's consolidated financial statements include certain reportable segment information. These segments include AAMPRO, Inc., AAMPRO Pay LLC and AAMPRO Staffing, Inc. The Company evaluates the performance of these segments based upon multiple variables including revenues and profit or loss.

The segment's profit and loss components and schedule of assets as of December 31, 2006 are as follows:

	Employee Leasing	Staffing	Payroll Processing	Total
Cost of sales	$648,988	$550,626	$500	$1,200,114
Operating expenses	1,413,033	180,684	282,691	1,876,408
Interest expense	11,651	-	-	11,651
Interest income	550	261	90	901

Segment net loss	(1,084,617)	(65,072)	(43,752)	(1,193,441)
Segment assets	$582,066	$44,152	$31,690	$657,908

The segment's profit and loss components and schedule of assets as of December 31, 2005 (Restated) are as follows:

	Employee Leasing	Staffing	Payroll Processing	Total
Cost of sales	$581,515	$543,424	$423	$1,125,362
Operating expenses	2,151,481	133,146	299,359	2,583,986
Interest income	604	172	1	777

Segment net loss	(1,858,596)	(120,036)	(70,812)	(2,049,444)
Segment assets	$615,461	$31,915	$10,532	$657,908

NOTE 11 - RESTATEMENT

The December 31, 2005 financial statements have been restated to include an additional $1,071,000 in general, selling and administrative expenses. This amount represents an accrual of penalty and interest on certain payroll tax liabilities. This charge has increased the 2005 accrued expenses from $202,149 to $1,273,149, accumulated deficit from $5,250,070 to $6,321,070, net loss from $978,444 to $2,049,444 and the net loss per basic and diluted share from $0.02 to $0.04 as reflected in the restated financials.

NOTE 12 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring operating deficits in the past few years and accumulated large deficits. This raises substantial doubt about the Company's ability to continue as a going concern. Management of the Company believes that its current cash and cash equivalents along with cash to be generated by existing and new business operations in 2006 will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next fiscal year.

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

NOTE 13- SUBSEQUENT EVENT

In August 2003, Alan Sporn and Corporate and Shareholder Solutions, Inc. filed a suit against the Company in the Superior Court of New Jersey, Chancery Division, Hunterdon County, alleging, among other things, breach of contract and the issuance of certain shares of preferred stock which the plaintiffs claim are allegedly due to them. In March 2005, there was a settlement reached in this action, which was subject to formal approval by the Court and to be effective.

In January, 2007, after additional negotiations between the parties, the parties reached a revised settlement structure which was approved by the Court and is awaiting implementation by the parties. The pending settlement will include the release of all claims by all parties, the reverse of the prior acquisition transaction between the parties, and the spin-off of all assets and liabilities of the AAMPRO Group, Inc. and its related subsidiaries to its shareholders as multiple publicly tradable entities. Promptly after the filing of this Form 10-KSB, the parties will take all actions necessary to effectuate the terms of the settlement. Simultaneously therewith, there will be a change of control of the Company, and the current business of the Company will be continued to its subsidiaries.

NOTE 14- EARNINGS PER SHARE OF COMMON STOCK

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at December 31, 2006 and 2005 when the Company reported a loss because to do so would be anti-dilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS for the years ended December 31, 2006 and 2005

Net Loss	$(1,193,441)	$(2,049,444)

Weighted-average common shares
outstanding (Basic)	53,452,860	53,380,942

Weighted-average common shares
outstanding (Diluted)	53,452,860	53,380,942

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.  Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company’s board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2006, Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents it from being able to employ sufficient resources to enable it to have adequate segregation of duties within its internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART III

Item 9: Directors and Executive Officers of the Registrant

The following table sets forth the names and positions of our directors and executive officers:

Name	Age	Position
Stephen L. Farkas	61	Chairman, CEO, CFO and Director
Terri Munkirs	58	President of AAMPRO Pay, LLC
Joanne Widitz	63	Vice President Administration

The following sets forth biographical information concerning our directors and executive officers for at least the past five years:

Stephen L. Farkas, Chairman, CEO, CFO and Director -- Mr. Farkas is founder of the Company's AAMPRO subsidiary, has over twenty experience in the human resource management and employee leasing industry. Mr. Farkas owned several employee leasing companies prior to founding AAMPRO, Inc. He has also served as an industry consultant to companies in New Jersey, Florida, Georgia, and Virginia on a wide range of human resource topics. He founded and was elected president of Florida’s first Employee Leasing Association. He also founded New Jersey’s first state Employee Leasing Association and was elected its first president. He is one of 90 persons holding the CPES designation (Certified Professional Employer Specialist) from NAPEO (the National Association for Professional Employer Organizations), which is the nationally recognized association for PEO’s. Mr. Farkas holds degrees in Marketing and Business Management and Organization from Middlesex College and the University of Miami, Miami, Florida.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied.

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

On March 15, 2005, the Company adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term “Code of Ethics” means written standards that are reasonably designed to deter wrongdoing and to promote: Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the SEC and in other public communications made by the Company; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and, accountability for adherence to the code. A copy of the Code of Ethics can be found as Exhibit 99 to our Form 10-KSB for 2004.

Item 10: Executive Compensation

COMPENSATION SUMMARY

  The following table sets forth the compensation earned by our Chief Executive Officer and all our other executive officers who earned in excess of $100,000 in salary and bonus (collectively the "Named Executives") for services rendered to us during the fiscal year.

SUMMARY COMPENSATION TABLE (1)

			Long term compensation
			Number of securities
Name and Position	Year	Salary	Underlying options (2)

Stephen Farkas, CEO	2006	$109,200	$189,972
Joanne Widitz, VP Administration	2006	$55,000	$ -
Terry Munkirs, President of AAMPRO Pay, LLC	2006	$109,200	36,527

(1) The columns for "Bonus", "Other Annual Compensation", "Restricted Stock Awards", "LTP Payouts" and "All other Compensation" have been omitted because there is no such compensation to be reported.

(2) Represents options granted to such executives.

The following table sets forth certain information concerning options granted to the named executives.

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2006

None

OPTION EXERCISES AND YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised
			Options at FY-End (#)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable
Stephen Farkas	-	-	10,400,000	-
Terri Munkirs	-	-	1,800,000	-

Value of Unexercised In-the-Month Options
At FY-End ($)
Name	Exercisable	Unexercisable
Stephen Farkas	-	-
Terri Munkirs	-	-

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

Item 11: Security Ownership of Certain Beneficial Owners and Management

The following tables shows all directors and officers of the Company and all persons known to the Company to be the beneficial owner of more than five percent of the Company's common stock as of December 31, 2006.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

EXECUTIVE OFFICERS AND DIRECTORS
Stephen Farkas	29,046,000	58.0%
Terri Munkirs	216,000	<1%
Joanne Widitz	30,000	<1%
All directors and executive officers as a group	29,292,000	59%

OTHER 5% STOCKHOLDERS	None
None

All directors, executive officers and 5% stockholders as a group	29,292,000	59%

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

3.      Reports on Form 8-K

None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT AND NON-AUDIT FEES

The following presents fees for professional audit services rendered by Bagell, Josephs and Company for the audit of the Company’s annual financial statements for 2005 and 2006 and billed for other services rendered by Bagell, Josephs and Company.

	2006	2005
Audit fees, including fees paid in 2005 for services performed in 2006 and excluding audit related fees	$20,000	$17,185

All other fees		-
Audit related		-
Other non-audit		-
Services		-
Total all other fees		-
Total	$20,000	$17,185

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

Signature	Title	Date
/s/ Stephen Farkas (Stephen Farkas)	Chief Executive Officer, Chief Financial Officer President and Director	April 17, 2007

EXHIBIT INDEX

Exhibit No	Description of Exhibit

Exhibit	Contents
31.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
99.1	Senior Management Ethics Policy*

*	Included as part of Form 10-KSB filed May 12, 2005