Form 10QSB
period 2007-03-31
Trident Systems International/AAMPRO
filed 2007-05-21
CIK 1116139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to ___________.

AAMPRO GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA	87-0419231
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

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
YES ☐ NO ☒

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. Number of shares outstanding of each of the registrant's classes of common stock as of May 17, 2007: 53,452,860

Item 1 - Financial Statements

AAMPRO Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
March 31, 2007

Assets
Current Assets
Cash	$237,663
Accounts receivable, net of allowance of $185,236	485,737
Other current assets	46,896
Total Current Assets	770,296

Customer lists, net of accumulated amortization of $566,000	21,600
Property and equipment, net	7,874
Total Assets	799,770

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	523,466
Accrued penalties	1,454,000
Health benefits payable	905,436
Payroll taxes payable	3,301,556
Installment notes payable	19,821
Client deposits	86,569
Total Current Liabilities	6,290,848

Stockholders’ Deficit
Preferred stock Series A, convertible, no par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-
Common stock, $.001, 300 million shares authorized, 53,452,860 Issued and outstanding	53,453
Additional paid-in capital	2,080,457
Accumulated (deficit)	(7,624,988)
Total Stockholders’ Deficit	(5,491,078)
Total Liabilities and Stockholders’ Deficit	$799,770

See notes to the condensed consolidated financial statements.

AAMPRO Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months EndedMarch 31,
	2007	2006
Revenues
Employee leasing revenue	$-	$234,708
Staffing Revenue	260,184	156,432
Payroll Processing Revenue	44,570	59,240
Total Revenue	304,754	450,380
Cost of Revenues	158.973	294,059

Gross Profit	145,781	156,321

Operating Expenses
General and administrative expenses	292,516	323,893
Depreciation	1,177	2,533
Total Operating Expenses	293,693	326,426
Loss From Operations	(147,912)	(170,105)
Other Income (Expense)
Interest income	22	49
Other income	37,420
Interest expense	(6)	(8,157)
Total Other Income (Expense)	37,436	(8,108)
Loss Before Income Taxes	(110,476)	(178,213)
Income Taxes	-	-
Net Loss	$(110,476)	$(178,213)
Loss Per Share	$(0.00)	$(0.00)
Weighted Average Number of CommonShares Outstanding	53,452,860	53,452,860

See notes to the condensed consolidated financial statements.

AAMPRO Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities
Net Loss	$(110,476)	$(178,213)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations
Depreciation and amortization	1,177	2,640
(Increase) Decrease in Assets
Accounts receivable	(96,481)	86,773
Other assets	(12,385)	34,347
Increase (Decrease) in Liabilities
Accounts payable and accrued expenses	129,967	27,533
Health benefits payable	(2,429)	(1,948)
Payroll taxes payable	89,409	266,433
Client deposits	35,391	(400)
Net Cash Provided by Operating Activities	34,173	237,165
Cash Flows From Investing Activities
Purchase of equipment	(926)	-
Net Cash (Used in) Investing Activities	(926)	-
Cash Flows From Financing Activities
Repayments of long-term debt	-	(5,883)
Net Cash (Used in) Financing Activities	-	(5,883)
Net Increase in Cash	33,247	231,282
Cash at Beginning of Period	204,416	88,612
Cash at End of Period	$237,663	$319,894
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest Expense	$7	$8,157
Income Taxes	$-	$-

See notes to the condensed consolidated financial statements.

AAMPRO Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Three Month Period Ended March 31, 2007
(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

LITIGATION

In August 2003 Alan Sporn and Corporate and Shareholder Solutions, Inc. filed a suit against the Company in the Superior Court of New Jersey, Chancery Division, Hunterdon County, alleging, among other things, breach of contract and the issuance of certain shares of preferred stock which the plaintiffs claim are allegedly due to them. In March 2005, there was a settlement reached in this action, which was subject to formal approval by the Court and to be effective

During the quarter ended March 31, 2007, after additional negotiations between the parties, the parties reached a revised settlement structure which was approved by the Court and is awaiting implementation by the parties. The pending settlement will include the release of all claims by all parties, the reverse of the prior acquisition transaction between the parties, and the spin-off of all assets and liabilities of the AAMPRO Group, Inc. and its related subsidiaries to its shareholders as multiple publicly tradable entities. Promptly after the filing of this Form 10-QSB, the parties will take all actions necessary to effectuate the terms of the settlement. Simultaneously therewith, there will be a change of control of the Company, and the current business of the Company will be continued to its subsidiaries.

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

Management of the Company believes that its current cash and cash equivalents along with cash to be generated by existing and new business operations in 2007 and beyond will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next year.

AAMPRO Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Three Month Period Ended March 31, 2007
(Unaudited)

GOING CONCERN (Continued)

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

REVENUES

The net revenues for the first quarter of 2007 and 2006 included revenues from contract worksite employees (professional services) along with staffing and payroll administration services.

Total revenues for the three months ended March 31, 2007 decreased by to $304,754 in 2007 from $450,380 in 2006, as a result of a drop in revenues from our employee leasing business which was only partially offset by an increase in our staffing revenue. While the Company’s employee leasing revue was $0 for the three months ended March 31, 2007, the Company still intends to engages in employee leasing when appropriate for the Company’s clients.

COST OF REVENUES AND GROSS MARGIN

The Company's cost of revenue for the three months ended March 31, 2007 decreased from $294,059 in 2006 to $158,973 in 2007, as a result increased costs associated with our staffing and payroll administration businesses.

Gross profit decreased by $10,540 for the three months ended March 31, 2007 going from $156,321 in 2006 to $145,781 in 2007. The decrease in gross profit is the result of decreasing revenues.

OPERATING EXPENSES

Operating expenses consist of general, selling and administrative costs, stock based compensation and depreciation and amortization. Operating expenses for the three months ended March 31, decreased by $32,734 to $293,692 in 2007 from $326,426 in 2006 primarily as a result cost cutting efforts by the Company in 2007.

NET LOSS

The net loss for the three months ended March 31, 2007 decreased from a loss of $178,213 in 2006 to $110,476 in 2007. The decrease in net less in the three months ended March 31, 2007 was primarily attributed to a decrease in operating expenses as compared to the comparable period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, the Company had cash and cash equivalents totaling $237,663. Net cash provided by operating activities during the three months ended March 31, 2007 was $34,173 as compared with $237,165 in 2006 or an decrease in net cash provided by operating activities of $202,992 primarily attributed to increases in payroll tax liabilities and receivable collections, offset by decreases in accounts payable, health benefit liabilities, deposits and other current assets.

Net cash used in investing activities through March 31, 2007 was $926 as compared to $0 in 2006, primarily attributed to the purchase of equipment.

Net cash used by financing activities in 2007 was $0 as compared to $5,883 in 2006 primarily to repayments on long-term debt.

The Company’s capital requirements are dependent on several factors, including marketing, acquisitions, and professional fees and consulting expenses. Although the Company’s working capital is currently in a shortfall position, we believe that our current cash and cash equivalents along with cash to be generated by existing and new business operations in 2007 and beyond will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next fiscal year.

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

Item 3: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer concluded that as of March 31, 2007, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

PART II

Item 1. Legal Proceedings

In August 2003, Alan Sporn and Corporate and Shareholder Solutions, Inc. filed a suit against the Company in the Superior Court of New Jersey, Chancery Division, Hunterdon County, alleging, among other things, breach of contract and the issuance of certain shares of preferred stock which the plaintiffs claim are allegedly due to them. In March 2005, there was a settlement reached in this action, which was subject to formal approval by the Court and to be effective. In January, 2007, after additional negotiations between the parties, the parties reached a revised settlement structure which was approved by the Court and is awaiting implementation by the parties. The pending settlement will include the release of all claims by all parties, the reverse of the prior acquisition transaction between the parties, and the spin-off of all assets and liabilities of the AAMPRO Group, Inc. and its related subsidiaries to its shareholders as multiple publicly tradable entities. Promptly after the filing of this Form 10-QSB, the parties will take all actions necessary to effectuate the terms of the settlement. Simultaneously therewith, there will be a change of control of the Company, and the current business of the Company will be continued by its subsidiaries.

Item 5: Other Information

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAMPRO GROUP, INC. (Registrant)
By	/s/ Stephen Farkas	Dated: May 21, 2007
(Stephen Farkas, President, Chief Executive Officer, Principal Accounting Officer and Director)