Form 10QSB
period 2007-06-30
Trident Systems International/AAMPRO
filed 2007-08-20
CIK 1116139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to ___________.

AAMPRO GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA	87-0419231
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

181 Main Street, Peapack, New Jersey 07977
(Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number: (973) 467-9330

Former name, former address, and former fiscal year, if changed since last report: No Changes.

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by mark ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒                      NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐                      NO ☒

Number of shares outstanding of each of the registrant's classes of common stock as of August 17, 2007: 100,178,176

Transitional small business disclosure format (check one): Yes ☐ No ☒

ITEM 1 - FINANCIAL STATEMENTS

AAMPRO Group, Inc. and Subsidiaries

Condensed Consolidated Financial Statements

June 30, 2007

AAMPRO Group, Inc. and Subsidiaries
Condensed Consolidated Financial Statements
Index to the Financial Statements
June 30, 2007

Index

AAMPRO Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
June 30, 2007

Assets
Current Assets
Cash	$94,282
Accounts receivable, net of allowance of $185,236	315,931
Other current assets	70,386
Total Current Assets	480,599

Customer lists, net	20,300
Property and equipment, net	6,602
Total Assets	$507,501

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$296,428
Accrued penalties	1,554,000
Health benefits payable	902,466
Payroll taxes payable	3,403,268
Installment notes payable	18,078
Client deposits	46,367
Total Current Liabilities	$6,220,607

Stockholders’ Deficit
Preferred stock Series A, convertible, no par value; 10,000,000 shares authorized; 0 shares issued and outstanding
Common stock, $.001; 100 million shares authorized; 172,195 issued and outstanding	172
Additional paid-in capital	2,187,191
Accumulated deficit	(7,900,469)
Total Stockholders’ Deficit	(5,713,106)
Total Liabilities and Stockholders’ Deficit	$507,501

See notes to the condensed consolidated financial statements.

Index

AAMPRO Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Revenue	$-	$250,560	$-	$485,268
Staffing Revenue	225,526	166,281	485,710	322,713
Payroll Processing Revenue	22,584	62,085	67,154	121,325
Total Revenue	248,110	478,926	552,864	929,306
Cost of Revenues	137,432	346,964	296,405	641,023

Gross Profit	110,678	131,962	256,459	288,283

Operating Expenses
General and administrative expenses	418,000	345,487	710,516	669,380
Stock based compensation	-	61,950	-	61,950
Depreciation and amortization	2,571	2,533	3,748	5,066
Total Operating Expenses	420,571	409,970	714,264	736,396
Loss From Operations	(309,893)	(278,008)	(457,805)	(448,113)
Other Income (Expense)
Interest income	6	48	28	97
Other income	35,008	-	72,427	-
Interest expense	(602)	(2,298)	(608)	(10,455)
Total Other Income (Expense)	34,412	(2,250)	71,847	(10,358)
Loss Before Income Taxes	(275,481)	(280,258)	(385,958)	(458,471)
Income Taxes	-	-	-	-
Net Loss	$(275,481)	$(280,258)	$(385,958)	$(458,471)
Loss Per Share	$(1.55)	$(1.57)	$(2.17)	$(2.57)
Weighted Average Number of Common Shares Outstanding	178,176	178,176	178,176	178,176

See notes to the condensed consolidated financial statements.

Index

AAMPRO Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities
Net Loss	$(385,958)	$(458,471)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations
Depreciation and amortization	3,748	5,066
Stock based compensation	-	61,950
Decrease (Increase) in Assets
Accounts receivable	73,325	52,659
Other current assets	(35,875)	54,458
Increase (Decrease) in Liabilities
Accounts payable and accrued expenses	(56,382)	(4,657)
Health benefits payable	(5,398)	(1,751)
Payroll taxes payable	191,121	316,961
Client deposits	(4,811)	(400)
Net Cash Provided by (Used in) Operating Activities	(107,466)	25,815

Cash Flows From Investing Activities
Purchase of equipment	(925)	-

Net Cash (Used in) Investing Activities	(925)	-

Cash Flows From Financing Activities
Repayments of long-term debt	(1,743)	(8,170)
Net Cash (Used in) Financing Activities	(1,743)	(8,170)
Net Increase (Decrease) in Cash	(110,134)	17,645
Cash at Beginning of Period	204,416	88,612
Cash at End of Period	$94,282	$106,257

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$602	$10,455
Income Taxes	$-	$-

See notes to the condensed consolidated financial statements.

Index

AAMPRO Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Six Month Period Ended June 30, 2007
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

Index

SHAREHOLDERS’ EQUITY

On June 15, 2007, the Company's Board of Directors approved a  1 for 300 reverse stock split of our common stock. Share and per share amounts have been retroactively restated to give effect to the reverse stock split.

SUBSEQUENT EVENTS

Effective July 2, 2007, AAMPRO entered into a share exchange agreement with Vital Consultants, LLC whereby AAMPRO issued 80,000,000 shares of common stock in exchange for all of the membership interests of Vital Consultants LLC.  The transaction has been accounted for as a reverse acquisition, wherein Vital Consultants LLC is deemed the surviving entity.

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

OVERVIEW

Until June 7, 2007, AAMPRO Group, Inc. together with its consolidated subsidiaries, provided full service staffing resources to its clients by providing permanent placement, temporary staffing services, payroll administration, and professional services (including outsourcing services of worksite employees). The Company expanded its services beyond that of a professional services organization to that of a full service staffing firm. The Company's services are designed to improve the productivity and profitability of small and medium-sized businesses by relieving business owners and key executives of many employer-related administrative and regulatory burdens and enables them to focus on the core competencies of their businesses.

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

On June 7, 2007, in compliance with the Court-ordered settlement in the action entitled Sporn, et. Al.v. Farkas, et. Al. (See , “Part II, Item 1, Legal Proceedings”) all of the Company’s operations were spun out into one of the Company’s subsidiaries, Steven Farkas resigned as the Company’s sole officer and director.  Also on that date, John F. Vitale was appointed the Company’s Director, Chief Executive and Chief Financial Officer.  The Company ceased its staff leasing operation until July 2, 2007 when the Company consummated a Share Exchange Agreement with Vial Consultants, LLC and began operating as an owner and operator of ATM machines.

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

Total revenues for the six and three months ended June 30, 2007 decreased to $552, 864 and $248,110 in 2007 from $929,306 and $478,926 in 2006, as a result primarily of the spin-out of our staff leasing operations in compliance with the court order.

COST OF REVENUES AND GROSS MARGIN

The Company's cost of revenue for the six and three months ended June 30  2007 decreased from 641,023 and $346,694 in 2006 to $296,405 and $137,432 in 2007, as a result increased primarily of the spin-out of our staffing and payroll administration businesses.

Gross profit decreased to $256,495 and $110,678 for the six and three months ended June 30, 2007 from $288,283 and $131,692 in 2006. The decrease in gross profit is the result of decreasing revenues.

OPERATING EXPENSES

Operating expenses consist of general, selling and administrative costs, stock based compensation, accrual of payroll tax penalties and depreciation and amortization. Operating expenses for the six and three months ended June 30, increased (decreased) to $714,264 and $420, 571 in 2007 from $736,396 and $409,706 in 2006 primarily as a result of an accrual of payroll tax penalties for the three months and diminished operations due the implementation of the Court order for the six months.

NET LOSS

The net loss for the six and three months ended June 30, 2007 decreased from a loss of ($458,471) and ($280,258) in 2006 to ($385,958) and ($275,481) in 2007. The decrease in net loss in the six and three months ended June 30, 2007 was primarily attributed to a settlement included in other income of $74,427 as compared to zero in 2006.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, the Company had cash and cash equivalents totaling $94,282. Net cash used in by operating activities during the six months ended June 30, 2007 was ($107,466) as compared with cash provided by $25,815 in 2006 or a decrease in net cash provided by operating activities of $133,281 primarily attributed to increases in payroll tax liabilities and receivable collections, offset by decreases in accounts payable, health benefit liabilities, deposits and other current assets.

Net cash used in investing activities through June 30, 2007 was $925 as compared to $0 in 2006, primarily attributed to the purchase of equipment.

Net cash used by financing activities in 2007 was ($1,743) as compared to ($8,170) in 2006 attributable to repayments on long-term debt.

The Company’s capital requirements are dependent on several factors, including marketing, acquisitions, and professional fees and consulting expenses. Although the Company’s working capital is currently in a shortfall position, we believe that our current cash and cash equivalents along with cash to be generated by existing and new business operations commencing in third quarter 2007 and beyond will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next fiscal year.

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

Item 3: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer concluded that as of June 30, 2007, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

PART II

Item 1. Legal Proceedings

In August 2003, Alan Sporn and Corporate and Shareholder Solutions, Inc. filed a suit against the Company in the Superior Court of New Jersey, Chancery Division, Hunterdon County, alleging, among other things, breach of contract and the issuance of shares of preferred stock. In March 2005, there was a settlement reached in this action, which was subject to formal approval by the Court. In January, 2007, after additional negotiations between the parties, the parties reached a revised settlement structure which was approved by the Court.

Effective June 7, 2007, the settlement was implemented upon the sale by the plaintiffs of 20,000 shares of the Registrant's Series A Preferred Stock and upon the resignation of Steven Farkas as the Registrant's sole officer and director and the appointment of John F. Vitale to serve as the Registrant's Director, Chief Executive Officer and Principal Financial Officer.  Also on that date, the Company’s employee staff leasing operations were spun out to the one of the Company’s subsidiaries in accordance with the provisions of the settlement.

Item 5: Other Information

On June 15, 2007, the Registrant effectuated a reverse split of its common stock on a 1 for 300 basis.  Following the reverse split the Registrant had approximately 172,195 shares of common stock issued and outstanding.  Effective July 2, 2007, the Registrant consummated a Share Exchange Agreement with Vital Consultants, LLC, a New Jersey limited liability company ("VSL") whereby the Registrant issued 80,000,000 shares of its common stock in exchange for all of the membership interests of VSL.  Pursuant to the terms of the exchange, VSL became a wholly-owned subsidiary of the Registrant and the Registrant assumed VSL’s operations as a owner and operator of ATM machines and related services.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAMPRO GROUP, INC.
(Registrant)

By	/s/ John F. Vitale	Dated:	August 19, 2007
(John F. Vitale, Chief Executive Officer, Principal Accounting Officer and Director)